Form 10QSB
period 1995-06-30
JILLIANS ENTERTAINMENT CORP
filed 1995-08-11
CIK 759855

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995
                               -----------------------------

                                       OR
- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------   ------------

                   Commission file number:          0-13740
                                           ---------------------


                      Jillian's Entertainment Corporation
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                             59-2334472
- ------------------------                              -------------------------
(State or other Jurisdic-                             (I.R.S. Employer Identif-
tion of Incorporation)                                ication Number)


       One Alhambra Plaza, Suite 620  Coral Gables, FL           33134
     ---------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

                                   (305) 446-0023
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                         NO
                       ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        9,137,798 shares of common stock, $.001 par value as of August 11, 1995 Total number of pages contained in this document: 10
                                                  -----

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                     Index


Part I.           Financial Information                                                             Page No.
- ---------------------------------------                                                             --------

  Item 1.                 Consolidated Condensed Balance Sheets as of
                          June 30, 1995 and March 31, 1995                                                 3

                          Consolidated Condensed Statements of Operations
                          for the Three Month Periods ended June 30,
                          1995 and 1994                                                                    4

                          Consolidated Condensed Statements of Cash Flows
                          for the Three Month Periods ended June 30,
                          1995 and 1994                                                                    5

                          Notes to Consolidated Condensed Financial Statements
                          for the Three Month Period ended June 30, 1995                                   6

   Item 2.                Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                                       7


Part II           Other Information
- -----------------------------------

   Item 6.                Exhibits and Reports on Form 8-K                                                 9

                   JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                        (Unaudited)

                                                                   June 30,        March 31,
                                                                     1995            1995
                                                                 ------------    ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents                                      $   392,147     $   564,120
  Restricted cash                                                    115,354         690,000
  Inventory                                                          175,509         155,567
  Accounts receivable                                                 31,429          33,688
  Other current assets                                               201,274         263,910
                                                                 -----------     -----------
     Total current assets                                            915,713       1,707,285
Investments, net                                                      39,725          39,725
Property and equipment, net                                        5,449,634       4,988,624
Goodwill, net                                                        845,323         858,636
Other assets                                                         264,059         253,202
                                                                 -----------     -----------
     Total assets                                                $ 7,514,454     $ 7,847,472
                                                                 ===========     ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   645,784     $   683,028
  Accrued expenses and other liabilities                             559,738         564,584
  Current portion of notes and equipment
   leases payable                                                    506,380         484,158
                                                                 -----------     -----------
     Total current liabilities                                     1,711,902       1,731,770
Notes and equipment leases payable                                 1,355,524       1,568,171
                                                                 -----------     -----------
     Total liabilities                                             3,067,426       3,299,941
                                                                 -----------     -----------
  Minority interest                                                1,423,033       1,435,785
                                                                 -----------     -----------
Stockholders' equity:
  Cumulative preferred stock, $.001 par
  value, 1,000,000 shares authorized, none
  issued or outstanding                                                 -               -
  Common stock, $.001 par value,
  25,000,000 shares authorized, 9,137,798
  shares issued and outstanding on
  June 30, 1995 and March 31, 1995                                     9,138           9,138
  Paid-in capital                                                  9,513,277       9,513,277
  Accumulated deficit                                             (6,498,420)     (6,307,256)
                                                                 -----------     -----------
     Total                                                         3,023,995       3,215,159
  Notes receivable from stockholders                                    -           (103,413)
                                                                 -----------     -----------
     Total stockholders' equity                                    3,023,995       3,111,746
                                                                 -----------     -----------
     Total liabilities and stockholders'
      equity                                                     $ 7,514,454     $ 7,847,472
                                                                 ===========     ===========

     See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Month Period
                                                       Ended June 30,
                                                     1995         1994
                                                  ----------   ----------
Revenues from clubs                               $2,461,662   $1,598,081
                                                  ----------   ----------

Cost and expenses:
  Cost of club operations:
    Cost of food and beverage                        599,743      356,293
    Wages                                            577,730      385,528
    Rent                                             387,540      281,998
    Direct operating expenses                        539,418      343,003

  Start-up costs related to
   development stage clubs                            57,976      126,955
  General and administrative expenses                294,970      161,689
  Depreciation and amortization                      143,548      113,642
  Minority interest                                   19,384       28,540
                                                  ----------   ----------
     Total cost and expense                        2,620,309    1,797,648
                                                  ----------   ----------

Other income/(expenses):
Gain on sale of investment                              -           4,785
Other income, primarily interest                      12,701       12,060
Interest expense                                     (45,218)     (15,120)
                                                  ----------   ----------
     Total other income/(expenses)                   (32,517)       1,725
                                                  ----------   ----------


Net loss                                          $ (191,164)  $ (197,842)
                                                  ==========   ==========

Net loss per share of common and common
 equivalents                                      $    (0.02)  $    (0.02)
                                                  ==========   ==========

Weighted average common and common
 equivalent shares outstanding                     9,137,798    8,032,798
                                                  ==========   ==========



     See accompanying notes to consolidated condensed financial statements

                 JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           Three Month Period
                                                              Ended June 30,
                                                          1995              1994
                                                     ------------       -----------
Cash flows from operating activities:
  Net loss                                           $   (191,164)      $  (197,842)
                                                     ------------       -----------
  Adjustments to reconcile loss to net
   cash used by continuing operations:
    Depreciation and amortization                         143,548           113,642
    Gain on sale of investment                               -               (4,785)
    Decrease in accounts receivables                        2,259             6,986
    (Increase)/decrease in inventory                      (19,942)            5,813
    Decrease/(increase) in other assets                    44,707           (65,051)
    Decrease in accounts payable                          (37,244)          (77,713)
    (Decrease)/increase in other liabilities               (4,846)           53,226
    Decrease in minority interest                          19,384            28,540
                                                     ------------       -----------
  Total adjustments                                       147,866            60,658
                                                     ------------       -----------
Cash used by operating activities                         (43,298)         (137,184)
                                                     ------------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                  (584,173)         (255,145)
    Collections of notes receivable                       103,413             6,667
    Proceeds from sale of stock                              -               14,470
                                                     ------------       -----------
Cash used in investing activities                        (480,760)         (234,008)
                                                     ------------       -----------

Cash flows from financing activities:
    (Repayment)/issuance of notes and
     leases payables                                     (190,425)          135,120
    Distributions to minority interest shareholders       (32,136)          (44,566)
                                                     ------------       -----------
Cash (used by)/provided by financing activities          (222,561)           90,554
                                                     ------------       -----------

Net decrease in cash                                     (746,619)         (280,638)
Cash and cash equivalents at beginning of year          1,254,120         1,129,561
                                                     ------------       -----------
Cash and cash equivalents at end of period           $    507,501       $   848,923
                                                     ============       ===========





     See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements
                                  June 30, 1995
                                  -------------

Note A  -  General
- ------------------

    The unaudited consolidated financial statements include the accounts of Jillian's Entertainment Corporation (the "Registrant"), Jillian's, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Net loss per share amounts are computed based upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options and warrants were used to purchase common shares outstanding at the average fair market value during each period, unless such exercise is anti-dilutive.

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    Certain amounts in the accompanying condensed consolidated financial statements for the three months ended June 30, 1994 have been reclassified to conform to the presentation in the three months ended June 30, 1995.

Note B - Development Stage Club
- -------------------------------

    On December 21, 1994, the Registrant, through a Delaware corporation that is wholly-owned by the Registrant, entered into a lease to operate a Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The Registrant anticipates that this club will open in the fourth quarter of calendar 1995. The club will contain approximately 25,000 square feet of space on two floors and approximately 20 Brunswick billiard tables, along with other table-top games, dart boards and a game room. The estimated cost of building out and equipping the club is approximately $1,600,000. The Tacoma club is being primarily finance by a $660,000 landlord contribution, equipment financing, and cash generated from the Registrant's club operations. The Registrant is likely to raise funds for this purpose through bank financing or other sources.

Item 2.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 1995
                        -------------------------------


Results of Operations
- ---------------------

    The Registrant had net losses of $191,164 and $197,842 for the quarters ended June 30, 1995 and 1994, respectively. The slight decrease in net losses from 1994 to 1995 was primarily due to higher net club operating income of $125,972 and a reduction in startup costs related to development stage clubs of $68,979 offset in part by increased general and administrative expenses, depreciation and amortization and interest expense.

    Total revenues were $2,461,662 and $1,598,081 for the quarters ended June 30, 1995 and 1994, respectively. The increase of $863,581 was primarily due to increased revenues of $811,409 from the Champaign, Annapolis and Long Beach clubs, which opened on August 19, 1994, October 24, 1994 and May 5, 1995, respectively.

    Total costs and expenses were $2,620,309 and $1,797,648 for the quarters ended June 30, 1995 and 1994, respectively. The increase in total expenses of $822,661 was primarily due to increased costs of $756,591 associated with Champaign, Annapolis and Long Beach clubs and increased general and administrative expenses. The Registrant had general and administrative expenses of $294,970 and $161,689 for the three month period ended June 30, 1995 and 1994, respectively. The increase in general and administrative expenses was primarily due to increased wages, professional services, and travel of approximately $42,000, $71,000 and $22,000, respectively. The increase in wages and travel from 1994 to 1995 was primarily attributed to the hiring of a new President and Chief Operating Officer and a new Controller. The increase in professional fees was primarily due to various consulting and legal fees.

    Interest expense was $45,218 and $15,120 for the quarter ended June 30, 1995 and 1994, respectively. The increase was primarily due to debt associated with Champaign, Annapolis and Long Beach clubs.

Liquidity and Capital Resources
- -------------------------------

    The Registrant's cash and cash equivalents and restricted cash decreased $746,619 during the three month period ended June 30, 1995. The primary reason for the decrease was the construction costs related to the Long Beach club and the repayment of certain indebtedness, of approximately $544,000 and $159,000, respectively.

    The Registrant estimates that the total cost of building out and equipping the Long Beach club will be $1,500,000. The Long Beach club was financed primarily by a $250,000 landlord contribution, a $450,000 eleven-year loan from the City of Long Beach, equipment financing and cash generated from the Registrant's club operations.

Item 2.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations
                           June 30, 1995, Continued
                        -------------------------------


    The Registrant estimates that the total cost of the Tacoma club, which currently is under development and is expected to open for business in the fourth quarter of calendar 1995, will be approximately $1,600,000. The Tacoma club is being financed primarily by a $660,000 landlord contribution, equipment financing and cash generated from the Registrant's clubs operations. The Registrant is likely to raise funds for this purpose through bank financing or other sources.

    The Registrant had nine clubs fully operational as of June 30, 1995 as compared to six clubs as of June 30, 1994. Net club operating income was $357,231 and $231,259 for the three month period ended June 30, 1995 and 1994, respectively.

    The Registrant anticipates that its cash on hand at June 30, 1995, cash generated from club operations, and other financing sources should be adequate to complete the Tacoma club and to fund the Registrant's future working capital needs.

    The Registrant, as of June 30, 1995, has recorded goodwill of $845,323, net of amortization. The Registrant reviews at each balance sheet date the value of the goodwill for impairment. The valuation is principally based on the profitability of the clubs and the ongoing value of the Jillian's concept. Based on its most recent evaluation, the Registrant does not believe goodwill has been impaired.

    The Registrant intends to develop, through wholly owned subsidiaries of Jillian's, Inc., additional Jillian's clubs. These clubs may be owned by Jillian's, Inc. subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures. In the case of clubs owned by limited partnerships, the Registrant expects that in each case a wholly owned subsidiary would be the general partner, own a substantial interest in the limited partnership and receive a management fee. The Registrant currently is investigating potential sites for clubs in Arizona, Florida, Massachusetts, and certain other areas in the Midwest and Mid-Atlantic states. There can be no assurance that the Registrant will be successful in developing additional billiard clubs.

                                    Part II
                               Other Information
                               -----------------



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         None

    (b)  Reports on Form 8-K
         -------------------

         None

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      JILLIAN'S ENTERTAINMENT CORPORATION
                                                             (Registrant)



                                      By:       /s/  Richard F. Landry
                                          -------------------------------------
                                                     Richard F. Landry
                                           Vice President of Finance, Treasurer,
                                      Secretary and Principal Accounting Officer

Dated:   August 11, 1995