Form 10-Q
period 1995-09-30
JILLIANS ENTERTAINMENT CORP
filed 1995-11-14
CIK 759855

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -------------------------------------

                                       OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                Commission file number:          0-13740
                                        --------------------------


                      Jillian's Entertainment Corporation
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                           59-2334472
-----------------------                             ------------------------
(State or other Jurisdic-                           (I.R.S. Employer Identif-
tion of Incorporation)                              ication Number)

        727 Atlantic Avenue, Suite 600  Boston, MA            02111
        --------------------------------------------------------------
      (Address of Principal Executive Offices)              (Zip Code)

                                   (617) 350-3111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                 NO _______
             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        9,137,798 shares of common stock, $.001 par value as of November 14,
1995. Total number of pages contained in this document:    12
                                                         ------

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                     Index



Part I.     Financial Information                                                           Page No.
---------------------------------                                                           --------
  Item 1.        Consolidated Condensed Balance Sheets as of
                 September 30, 1995 and March 31, 1995                                            3

                 Consolidated Condensed Statements of Operations
                 for the Three Month Periods and Six Month Periods
                 ended September 30, 1995 and 1994                                                4

                 Consolidated Condensed Statements of Cash Flows
                 for the Six Month Periods ended September 30,
                 1995 and 1994                                                                    5

                 Notes to Consolidated Condensed Financial Statements
                 for the Six Month Period ended September 30, 1995                                6

   Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                       8


Part II     Other Information
-----------------------------
   Item 6.       Exhibits and Reports on Form 8-K                                                 11

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                                                 September 30,    March 31,
                                                                    1995            1995
                                                                 -------------    ---------

                                         ASSETS
Current assets:
  Cash and cash equivalents                                      $  340,810      $   564,120
  Restricted cash                                                      -             690,000
  Inventory                                                         179,094          155,567
  Accounts receivable                                                 5,688           33,688
  Other current assets                                              264,081          263,910
                                                                  ---------       ----------
     Total current assets                                           789,673        1,707,285
Investments, net                                                     39,725           39,725
Property and equipment, net                                       5,555,133        4,988,624
Goodwill, net                                                       832,010          858,636
Other assets                                                        219,973          253,202
                                                                  ---------       ----------
     Total assets                                                $7,436,514      $ 7,847,472
                                                                  =========       ==========



                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   692,513     $   683,028
  Current portion of notes and equipment
   leases payable                                                    472,211         484,158
  Accrued expenses and other liabilities                             308,519         301,030
                                                                  ----------      ----------
     Total current liabilities                                     1,473,243       1,468,216
Deferred rent                                                        306,572         263,554
Notes and equipment leases payable                                 1,422,144       1,568,171
                                                                  ----------      ----------
     Total liabilities                                             3,201,959       3,299,941
                                                                  ----------      ----------
  Minority interest                                                1,378,772       1,435,785
                                                                  ----------      ----------
Stockholders' equity:
  Cumulative preferred stock, $.001 par
  value, 1,000,000 shares authorized, none
  issued or outstanding                                                 -               -
  Common stock, $.001 par value,
  25,000,000 shares authorized, 9,137,798
  shares issued and outstanding on
  September 30, 1995 and March 31, 1995                               9,138            9,138
  Paid-in capital                                                 9,513,277        9,513,277
  Accumulated deficit                                            (6,666,632)      (6,307,256)
                                                                 ----------       ----------
     Total                                                        2,855,783        3,215,159
  Notes receivable from stockholders                                   -            (103,413)
                                                                 ----------       ----------
     Total stockholders' equity                                   2,855,783        3,111,746
                                                                 ----------       ----------
     Total liabilities and stockholders'
      equity                                                    $ 7,436,514      $ 7,847,472
                                                                 ==========       ==========



     See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Month Period     Six Month Period
                                         Ended September 30,   Ended September 30,
                                          1995        1994       1995       1994
                                        --------    --------   --------   --------



Revenues from clubs                   $2,676,211   $1,584,234  $5,137,873 $3,182,315
                                       ---------    ---------   ---------  ---------

Cost and expenses:
  Cost of club operations:
    Cost of goods sold                   622,024      347,539   1,221,767    703,832
    Wages                                664,203      410,603   1,241,933    796,131
    Rent                                 421,863      289,504     809,403    571,502
    Direct operating expenses            600,814      339,988   1,140,232    682,991
  Start-up costs related to
   development stage clubs                 4,383      167,007      62,359    293,962
  General and administrative expenses    385,314      195,813     680,284    357,502
  Depreciation and amortization          152,052      126,174     295,600    239,816
  Minority interest                       (3,986)     (28,388)     15,398        152
                                       ---------    ---------   ---------  ---------
     Total cost and expenses           2,846,667    1,848,240   5,466,976  3,645,888
                                       ---------    ---------   ---------  ---------

Other income/(expenses):
  Gain on sale of investment                -            -           -         4,785
  Other income, primarily interest        32,131       10,419      44,832     22,479
  Interest expense                       (29,887)     (20,207)    (75,105)   (35,327)
                                       ---------    ---------   ---------  ---------
     Total other income/(expenses)         2,244       (9,788)    (30,273)    (8,063)
                                       ---------    ---------   ---------  ---------


Net loss                              $ (168,212)  $ (273,794) $ (359,376)$ (471,636)
                                       =========    =========   =========  =========

Net loss per share of common and
  commmon equivalents                 $    (0.02)  $    (0.03) $    (0.04)$    (0.06)
                                       =========    =========   =========  =========


Weighted average common and common
 equivalent shares outstanding         9,137,798    8,032,798   9,137,798  8,032,798
                                       =========    =========   =========  =========





     See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Six Month Period
                                                            Ended September 30,
                                                          1995              1994
                                                        --------          --------
Cash flows from operating activities:
  Net loss                                           $   (359,376)      $  (471,636)
                                                       ----------         ---------
  Adjustments to reconcile loss to net
   cash used by continuing operations:
    Depreciation and amortization                         295,600           239,816
    Gain on sale of investment                               -               (4,785)
    Decrease/(increase) in accounts receivable             28,000            (3,221)
    Increase in inventory                                 (23,527)           (9,557)
    Decrease/(increase) in other assets                    17,358          (128,947)
    Increase in accounts payable                            9,485            68,513
    Increase in other liabilities                          50,507           106,005
    Decrease in minority interest                          15,398               152
                                                       ----------        ----------
  Total adjustments                                       392,821           267,976
                                                       ----------        ----------
Cash used by operating activities                          33,445          (203,660)
                                                       ----------        ----------

Cash flows from investing activities:
    Purchases of property and equipment                  (652,217)         (976,208)
    Collections of notes receivable                       103,413             6,667
    Proceeds from sale of stock                              -                9,470
                                                       ----------        ----------
Cash used in investing activities                        (548,804)         (960,071)
                                                       ----------        ----------

Cash flows from financing activities:
    Repayment of notes and leases payable                (375,540)         (148,825)
    Issuance of note payable                               50,000           650,000
    Proceeds from sale of partnership interest               -              258,084
    Distributions to minority interest shareholders       (72,411)          (44,566)
                                                       ----------        ----------
Cash (used by)/provided by financing activities          (397,951)          714,693
                                                       ----------        ----------

Net decrease in cash                                     (913,310)         (449,038)
Cash and cash equivalents at beginning of year          1,254,120         1,129,561
                                                       ----------        ----------
Cash and cash equivalents at end of period            $   340,810       $   680,523
                                                       ==========        ==========

Supplemental cash flow disclosure:

During 1995, the Company acquired equipment by entering into capital leases in the amount of $167,566.





     See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1995
                             ----------------------


Note A  -  General
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

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    Certain amounts in the accompanying condensed consolidated financial statements as of March 31, 1995 and for the three and six months ended September 30, 1994 have been reclassified to conform to the presentation as of and for the six months ended September 30, 1995.

Note B - Development Stage Club
-------------------------------

    On December 21, 1994, the Registrant, through a wholly owned Delaware corporation, entered into a lease to operate a Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The Registrant anticipates that this club will open in December 1995. The club will contain approximately 25,000 square feet of space on two floors and approximately 20 Brunswick billiard tables, along with other table-top games, dart boards and a game room. The estimated cost of building out and equipping the club is approximately $2,100,000. Approximately $1,600,000 of the $2,100,000 currently believed by management to be necessary for the development and opening of the Tacoma club was or will be derived from a landlord contribution, equipment financing, cash generated

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements, Continued
                               September 30, 1995
                             ----------------------


Note B - Development Stage Club, Continued
------------------------------------------

from the Registrant's operations and bridge financing. Unless approximately $500,000 is obtained by approximately December 1, 1995, it will be necessary to cease development activities for the club. The Registrant originally believed that the total cost of the Tacoma club would be between $1,000,000 and $1,600,000, but the Registrant's decision to install an upgraded equipment and fixtures package and a comprehensive game room increased the projected cost of the club to the estimated $2,100,000. The approximately $500,000 necessary to complete the game room will most likely come from financing arrangements with the vendors and will not affect the opening. In order to raise the additional capital, the Board of Directors, at its meeting on October 2, 1995, approved an effort to obtain bridge financing from a limited number of friends and relatives of certain officers or directors of the Registrant at the rate of approximately 25 percent per annum.

Note C - Subsequent Events

    On October 2, 1995, the Board of Directors voted to approve a new Director, Adviser and Key Employee Non-qualified Stock Option Plan (the "Plan"). In conjunction with the approval of the Plan, the Board reserved 1,650,000 shares for issuance under the Plan, and granted 1,650,000 non-qualified options to certain key executives at an exercise price of $.40 per share. The options vest at a rate of 25% per annum beginning in January 1996.

Item 2.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations
                             September 30, 1995
                       ---------------------------------


Results of Operations
---------------------

    The Registrant had net losses of $168,212 and $359,376, respectively, for the three and six month periods ended September 30, 1995 as compared to net losses of $273,794 and $471,636, respectively, during the three and six month periods ended September 30, 1994. The decrease in net losses for the three month period ended September 30, 1995 as compared to the same period ended September 30, 1994 was primarily due to higher net club operating income of $170,707 and a reduction in start-up costs related to development stage clubs of $162,624, offset in part by increased general and administrative expenses of $189,501 and depreciation and amortization of $25,878. The decrease in net losses for the six month period ended September 30, 1995 as compared to the same period ended September 30, 1994 was primarily due to higher net club operating income of $296,679 and a reduction in start-up costs related to development stage clubs of $231,603, offset in part by increased general and administrative expenses of $322,782, depreciation and amortization of $55,784 and interest expense of $39,778.

    The Registrant had revenues from the clubs of $2,676,211 and $5,137,873, respectively, for the three and six month periods ended September 30, 1995 as compared to $1,584,234 and $3,182,315, respectively, for the three and six month periods ended September 30, 1994. The increase of $1,955,558 for the six month period ended September 30, 1995 as compared to the same period ended September 30, 1994 was due to increases in comparable club sales of $236,663 and increased revenues of $1,718,895 from the Champaign, Annapolis and Long Beach clubs, which opened in August 1994, October 1994 and May 1995, respectively.

    Total costs and expenses increased $998,427 and $1,821,088, respectively, for the three and six month periods ended September 30, 1995 as compared to the same periods ended September 30, 1994. The increase in total expenses was due primarily to increased cost of club operations of $921,270 and $1,658,879, respectively, for the three and six month periods ended September 30, 1995 as compared to the same periods ended September 30, 1994, of which $823,415 and $1,580,006, respectively, were increased costs associated with the Champaign, Annapolis and Long Beach clubs, and increased general and administrative expenses of $189,501 and $322,782, respectively, for the three and six month periods ended September 30, 1995 as compared to the same periods ended September 30, 1994. The increase in general and administrative expenses for the six months was primarily due to increased wages, professional services and travel of approximately $142,000, $96,000 and $64,000, respectively. The increase in wages and travel from 1994 to 1995 was primarily attributed to the hiring of a new President and Chief Operating Officer, Controller and additional personnel. The increase in professional fees was primarily due to various consulting and legal fees.

Item 2.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations
                         September 30, 1995, Continued
                      -----------------------------------



    Interest expense was $29,887 and $75,105, respectively, for the three and six month periods ended September 30, 1995 as compared to $20,207 and $35,327, respectively, during the three and six month periods ended September 30, 1994. The increase was primarily due to debt associated with the Champaign, Annapolis and Long Beach clubs.

Liquidity and Capital Resources
-------------------------------

    The Registrant's cash and cash equivalents and restricted cash decreased $913,310 during the six month period ended September 30, 1995. The primary reason for the decrease was the construction costs related to the Long Beach club and the repayment of certain indebtedness, of approximately $676,000 and $376,000, respectively.

    The total cost of building out and equipping the Long Beach club was $1,500,000. The Long Beach club was financed primarily by a $250,000 landlord contribution, a $450,000 eleven-year loan from the City of Long Beach, equipment financing and cash generated from the Registrant's club operations.

The Registrant estimates that the total cost of the Tacoma club, which currently is under development and is expected to open for business in December 1995, will be approximately $2,100,000. Approximately $1,600,000 of the $2,100,000 currently believed by management to be necessary for the development and opening of the Tacoma club was or will be derived from a landlord contribution, equipment financing, cash generated from the Registrant's operations and bridge financing. Unless approximately $500,000 is obtained by approximately December 1, 1995, it will be necessary to cease development activities for the club. The Registrant originally believed that the total cost of the Tacoma club would be between $1,000,000 and $1,600,000, but the Registrant's decision to install an upgraded equipment and fixtures package and a comprehensive game room increased the projected cost of the club to the estimated $2,100,000. The approximately $500,000 necessary to complete the game room will most likely come from financing arrangements with the vendors and will not affect the opening. In order to raise the additional capital, the Board of Directors, at its meeting on October 2, 1995, approved an effort to obtain bridge financing from a limited number of friends and relatives of certain officers or directors of the Registrant at the rate of approximately 25 percent per annum.

Item 2.                   Management's Discussion and
                        Analysis of Financial Condition
                           and Results of Operations
                         September 30, 1995, Continued
                      -----------------------------------



    The Registrant had nine clubs fully operational as of September 30, 1995 as compared to seven clubs as of September 30, 1994. Net club operating income was $367,307 and $724,538, respectively, for the three and six month periods ended September 30, 1995 as compared to $196,600 and $427,859, respectively, for the three and six month period ended September 30, 1994, respectively.

    The Company believes that the available cash on hand as of September
30, 1995 and cash generated from its operations will be sufficient for it to meet its current obligations. However if the Company is unable to obtain the bridge financing for the completion of the Tacoma Club, it will have to cease development at that location which may have a material adverse effect on the Company's future operations.

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

                                             JILLIAN'S ENTERTAINMENT CORPORATION
                                                                    (Registrant)



                                  By:             /s/  Richard F. Landry
                                      ---------------------------------------
                                                       Richard F. Landry
                                   Vice President of Finance, Treasurer,
                                 Secretary and Principal Accounting Officer

Dated:   November 14, 1995