Form 10QSB
period 1995-12-31
JILLIANS ENTERTAINMENT CORP
filed 1996-02-14
CIK 759855

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
-------- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1995
                               -----------------------------------

                                      OR
_____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

                  Commission file number:      0-13740
                                          -----------------


                     Jillian's Entertainment Corporation
                    -------------------------------------
           (Exact name of registrant as specified in its charter)


        Florida                                            59-2334472
-----------------------                              ------------------------
(State or other Jurisdic-                            (I.R.S. Employer Identif-
tion of Incorporation)                               ication Number)


         727 Atlantic Avenue, Suite 600  Boston, MA            02111
       ----------------------------------------------------------------
       (Address of Principal Executive Offices)              (Zip Code)

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

         YES    X                 NO
             -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        9,137,798 shares of common stock, $.001 par value as of February 13,
1996 Total number of pages contained in this document:   12
                                                       ------

            JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    Index


Part I.           Financial Information                                     Page No.
---------------------------------------                                     --------
  Item 1.              Consolidated Condensed Balance Sheets as of
                       December 31, 1995 and March 31, 1995                        3

                       Consolidated Condensed Statements of Operations
                       for the Three Month Periods and Nine Month Periods
                       ended December 31, 1995 and 1994                            4

                       Consolidated Condensed Statements of Cash Flows
                       for the Nine Month Periods ended December 31,
                       1995 and 1994                                               5

                       Notes to Consolidated Condensed Financial Statements
                       for the Nine Month Period ended December 31, 1995           6

  Item 2.              Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                  8


Part II.          Other Information
-----------------------------------
  Item 6.              Exhibits and Reports on Form 8-K                           11



                      JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (Unaudited)
                                                               December 31,        March 31,
                                                                   1995              1995
                                                               ------------        ---------
                                           ASSETS
Current assets:
  Cash and cash equivalents                                      $  589,949       $  564,120
  Restricted cash                                                     --             690,000
  Inventory                                                         202,462          155,567
  Accounts receivable                                                72,241           33,688
  Other current assets                                              277,937          263,910
                                                                 ----------       ----------
    Total current assets                                          1,142,589        1,707,285
Investments, net                                                     39,725           39,725
Property and equipment, net                                       7,342,028        4,988,624
Goodwill, net                                                       818,697          858,636
Other assets                                                        216,749          253,202
                                                                 ----------       ----------
    Total assets                                                 $9,559,788       $7,847,472
                                                                 ==========       ==========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $1,254,911       $  683,028
  Current portion of notes and equipment
    leases payable                                                  523,030          484,158
  Accrued expenses and other liabilities                            355,148          301,030
                                                                 ----------       ----------
    Total current liabilities                                     2,133,089        1,468,216
Deferred rent                                                     1,204,262          263,554
Notes and equipment leases payable                                2,194,547        1,568,171
                                                                 ----------       ----------
    Total liabilities                                             5,531,898        3,299,941
                                                                 ----------       ----------
  Minority interest                                               1,397,166        1,435,785
                                                                 ----------       ----------
Stockholders' equity:
  Cumulative preferred stock, $.001 par
  value, 1,000,000 shares authorized, none
  issued or outstanding                                                               --
  Common stock, $.001 par value,
  25,000,000 shares authorized, 9,137,798
  shares issued and outstanding on
  December 31, 1995 and March 31, 1995                                9,138            9,138
  Paid-in capital                                                 9,513,277        9,513,277
  Accumulated deficit                                            (6,891,691)      (6,307,256)
                                                                 ----------       ----------
    Total                                                         2,630,724        3,215,159
  Notes receivable from stockholders                                  --            (103,413)
                                                                 ----------       ----------
    Total stockholders' equity                                    2,630,724        3,111,746
                                                                 ----------       ----------
    Total liabilities and stockholders'
      equity                                                     $9,559,788       $7,847,472
                                                                 ==========       ==========


    See accompanying notes to consolidated condensed financial statements

                  JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                        Three Month Period       Nine Month Period
                                        Ended December 31,       Ended December 31,
                                         1995         1994        1995       1994
                                       -------        ----        ----       ----
Revenues from clubs                   $2,967,995   $2,318,597  $8,105,868 $5,500,912
                                      ----------   ----------  ---------- ----------
Cost and expenses:
  Cost of club operations:
    Cost of goods sold                   722,221      503,419   1,943,988  1,207,251
    Wages                                702,471      527,427   1,944,404  1,323,558
    Rent                                 406,129      321,159   1,215,532    892,661
    Direct operating expenses            570,366      420,118   1,710,598  1,103,109
  Start-up costs related to
    development stage clubs               20,216      146,333      82,575    440,295
  General and administrative expenses    531,368      209,747   1,211,652    567,249
  Depreciation and amortization          154,226      142,485     449,826    382,301
  Minority interest                       72,466       38,066      87,864     38,218
                                      ----------   ----------  ---------- ----------
     Total cost and expenses           3,179,463    2,308,754   8,646,439  5,954,642
                                      ----------   ----------  ---------- ----------

Other income/(expenses):
  Gain on sale of investment               --           --          --         4,785
  Other income, primarily interest        44,629       15,885      89,461     38,364
  Interest expense                       (58,220)     (26,209)   (133,325)   (61,536)
                                      ----------   ----------  ---------- ----------
     Total other income/(expenses)       (13,591)     (10,324)    (43,864)   (18,387)
                                      ----------   ----------  ---------- ----------

Net loss                              $ (225,059)  $     (481) $ (584,435)$ (472,117)
                                      ==========   ==========  ========== ==========
Net loss per share of common and
  common equivalents                  $   (0.02)   $    --     $    (0.06)$    (0.06)
                                      ==========   ==========  ========== ==========

Weighted average common and common
  equivalent shares outstanding        9,137,798    8,032,798   9,137,798  8,032,798
                                      ==========   ==========  ========== ==========

    See accompanying notes to consolidated condensed financial statements

                 JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                            Nine Month Period
                                                            Ended December 31,
                                                          1995              1994
                                                          ----              ----
Cash flows from operating activities:
  Net loss                                             $ (584,435)       $ (472,117)
                                                       ----------        ----------
  Adjustments to reconcile loss to net
   cash used by continuing operations:
    Depreciation and amortization                         449,826           382,301
    Gain on sale of investment                              --               (4,785)
    Increase in accounts receivable                       (38,553)          (35,260)
    Increase in inventory                                 (46,895)          (32,920)
    Increase in other assets                                 (367)         (188,835)
    Increase in accounts payable                          324,883            87,035
    Increase in other liabilities                         106,826           191,686
    Increase in minority interest                          87,864            38,218
                                                       ----------        ----------
  Total adjustments                                       883,584           437,440
                                                       ----------        ----------
Cash provided by\(used by) operating
 activities                                               299,149           (34,677)
                                                       ----------        ----------

Cash flows from investing activities:
    Purchases of property and equipment                (1,137,932)       (1,359,631)
    Collections of notes receivable                       103,413             6,667
    Proceeds from sale of stock                             --                9,470
                                                       ----------        ----------
Cash used in investing activities                      (1,034,519)       (1,343,494)
                                                       ----------        ----------

Cash flows from financing activities:
    Repayment of notes and leases payable                (432,571)         (220,671)
    Issuance of notes payable                             630,253           969,320
    Proceeds from sale of partnership interest              --              258,084
    Distributions to minority interest shareholders      (126,483)          (70,424)
                                                       ----------        ----------
Cash provided by financing activities                      71,199           936,309
                                                       ----------        ----------

Net decrease in cash                                     (664,171)         (441,862)
Cash and cash equivalents at beginning of year          1,254,120         1,129,561
                                                       ----------        ----------

Cash and cash equivalents at end of period             $  589,949        $  687,699
                                                       ==========        ==========

Supplemental cash flow disclosure:

During 1995, the Company acquired equipment by entering into capital leases in the amount of $467,566.

During 1995, the Company acquired leasehold improvements of $888,000 through landlord contributions.


    See accompanying notes to consolidated condensed financial statements

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                              December 31, 1995
                              -----------------

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

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

        Certain amounts in the accompanying consolidated condensed financial statements as of March 31, 1995 and for the three and nine months ended December 31, 1994 have been reclassified to conform to the presentation as of and for the nine months ended December 31, 1995.

Note B - Tacoma Club
--------------------

        On December 8, 1995, the Registrant, through a wholly owned Delaware corporation, opened a new Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The club occupies approximately 25,000 square feet of space on two floors and contains 25 Brunswick billiard tables, along with other table-top games, dart boards and a high-tech electronic game room. The cost of building out and equipping the club was approximately $2,100,000. The Tacoma club is being financed primarily by a $638,000 landlord contribution, $300,000 in equipment financing, $245,000 in vendor financing, $300,000 in bank financing, $280,000 in bridge financing and cash generated from the Registrant's clubs operations. The Registrant is pursuing an additional $300,000 in bank or bridge financing to complete the financing of the club.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                              December 31, 1995
                              -----------------

Note C - Contingencies
----------------------

        On October 13, 1995, an action foreclosing a mechanics lien was filed against the Registrant in a California Superior Court for Los Angeles county for approximately $123,000, plus interest. The Registrant has filed an answer and cross complaint on January 3, 1996. While the Registrant is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operation or liquidity.

        The Registrant continues to generate losses from its operations and currently is experiencing a cash shortage. The Registrant is considering various alternatives, including issuing additional equity or debt securities and other financing arrangements, to raise funds to meet its working capital needs and to finance the costs incurred in the build-out of the Tacoma club. The Registrant also is seeking to raise funds to finance the development of additional Jillian's clubs. If the Registrant is unable to obtain such financing, the Registrant's operations and its plans for future growth will be materially and adversely affected.

Item 2.                  Management's Discussion and
                       Analysis of Financial Condition
                          and Results of Operations
                              December 31, 1995
                              -----------------

Results of Operations
---------------------

        The Registrant had net losses of $225,059 and $584,435, respectively, for the three and nine month periods ended December 31, 1995 as compared to net losses of $481 and $472,117, respectively, during the three and nine month periods ended December 31, 1994. The increase in net losses for the three month period ended December 31, 1995 as compared to the same period ended December 31, 1994 was primarily due to increased general and administrative expenses of $321,621, offset in part by a reduction in start-up costs related to development stage clubs of $126,117. The increase in net losses for the nine month period ended December 31, 1995 as compared to the same period ended December 31, 1994 was primarily due to increased general and administrative expenses of $644,403, depreciation and amortization of $67,525 and interest expense of $71,789, offset in part by higher net club operating income of $317,013 and a reduction in start-up costs related to development stage clubs of $357,720.

        The Registrant had revenues from the clubs of $2,967,995 and $8,105,868, respectively, for the three and nine month periods ended December 31, 1995 as compared to $2,318,597 and $5,500,912, respectively, for the three and nine month periods ended December 31, 1994. The increase of $649,398 for the three month period ended December 31, 1995, as compared to the same period ended December 31, 1994 was due to increases in comparable sales of $118,158 and increased revenues of $531,240 from the Annapolis, Long Beach and Tacoma clubs, which opened in October 1994, May 1995 and December 1995, respectively. The increase of $2,604,956 for the nine month period ended December 31, 1995 as compared to the same period ended December 31, 1994 was due to increases in comparable club sales of $313,530 and increased revenues of $2,291,426 from the Champaign, Annapolis, Long Beach and Tacoma clubs, which opened in August 1994, October 1994, May 1995 and December 1995, respectively.

        Total costs and expenses increased $870,709 and $2,691,797, respectively, for the three and nine month periods ended December 31, 1995 as compared to the same periods ended December 31, 1994. The increase in total expenses was due primarily to increased cost of club operations of $629,064 and $2,287,943, respectively, for the three and nine month periods ended December 31, 1995 as compared to the same periods ended December 31, 1994, of which $592,117 and $2,172,123, respectively, were increased costs associated with the Champaign, Annapolis, Long Beach and Tacoma clubs, and increased general and administrative expenses of $321,621 and $644,403, respectively, for the three and nine month periods ended December 31, 1995 as compared to the same periods ended December 31, 1994. The increase in general and administrative expenses for the nine months was primarily due to increased wages, professional services and travel of approximately $307,000, $205,000 and $100,000, respectively. The increase in wages and travel from 1994 to 1995 was primarily attributed to the hiring of a new President and Chief Operating Officer, Controller, Vice President of Operations and

Item 2.                  Management's Discussion and
                       Analysis of Financial Condition
                          and Results of Operations
                         December 31, 1995, Continued
                         ----------------------------

Development and support personnel. The increase in professional fees was primarily due to consulting and legal fees associated with the preparation and filing with the Securities and Exchange Commission of a preliminary proxy statement relating to a proposed transaction that, if approved by the shareholders, could result in the de-registration of the Registrant's common stock.

        Interest expense was $58,220 and $133,325, respectively, for the three and nine month periods ended December 31, 1995 as compared to $26,209 and $61,536, respectively, during the three and nine month periods ended December 31, 1994. The increase was primarily due to additional debt associated with the opening of the Champaign, Annapolis and Long Beach clubs.


Liquidity and Capital Resources
-------------------------------

        The Registrant's cash and cash equivalents and restricted cash decreased $664,171 during the nine month period ended December 31, 1995. The decrease was primarily due to the construction costs related to the Long Beach and Tacoma clubs of approximately $1,024,000 and the repayment of certain indebtedness of approximately $433,000, offset in part, by approximately $299,000 from cash provided by operating activities and approximately $630,000 in issuance of notes payable. Property and equipment, net of accumulated depreciation and amortization was $7,342,028, as of December 31, 1995, increasing $2,353,404 over March 31, 1995. The new club development of Long Beach and Tacoma accounted for the majority of the Registrant's capital additions.

        As of December 31, 1995, inventory was $202,462 as compared to $155,567 as of March 31, 1995. The increase was primarily due to the Long Beach and Tacoma clubs, which opened in May 1995 and December 1995, respectively.

        As of December 31, 1995, notes and equipment payable were $2,717,577 as compared to $2,052,329 as of March 31, 1995. The majority of the increase is attributed to the development of the Long Beach and Tacoma clubs.

        As of December 31, 1995, total current liabilities were $2,133,089 as compared to $1,468,216 as of March 31, 1995. The increase is primarily due to the increase in current portion of long-term debt, increased accounts payable and accrued expenses relating to the opening of the Long Beach and Tacoma clubs and professional services.

        The total cost of building out and equipping the Long Beach club was $1,500,000. The Long Beach club was financed primarily by a $250,000 landlord contribution, a $450,000 eleven-year loan from the City of Long Beach, equipment financing and cash generated from the Registrant's club operations.

Item 2.                  Management's Discussion and
                       Analysis of Financial Condition
                          and Results of Operations
                         December 31, 1995, Continued
                         ----------------------------

        On December 8, 1995, the Registrant, through a wholly owned Delaware corporation, opened a new Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The club occupies approximately 25,000 square feet of space on two floors and contains 25 Brunswick billiard tables, along with other table-top games, dart boards and a high-tech electronic game room. The cost of building out and equipping the club is approximately $2,100,000. The Tacoma club is being financed primarily by a $638,000 landlord contribution, $300,000 in equipment financing, $245,000 in vendor financing, $300,000 in bank financing, $280,000 in bridge financing and cash generated from the Registrant's clubs operations. The Registrant is pursuing an additional $300,000 in bank or bridge financing to complete the financing of the club.

        The Registrant had ten clubs fully operational as of December 31, 1995 as compared to eight clubs as of December 31, 1994. Net club operating income was $566,808 and $1,291,346, respectively, for the three and nine month periods ended December 31, 1995 as compared to $546,474 and $974,333, respectively, for the three and nine month period ended December 31, 1994.

        The Registrant continues to generate losses from its operations and currently is experiencing a cash shortage. The Registrant is considering various alternatives, including issuing additional equity or debt securities and other financing arrangements, to raise funds to meet its working capital needs and to finance the costs incurred in the build-out of the Tacoma club. The Registrant also is seeking to raise funds to finance the development of additional Jillian's clubs. If the Registrant is unable to obtain such financing, the Registrant's operations and its plans for future growth will be materially and adversely affected.

        The Registrant intends to develop, through wholly owned subsidiaries of Jillian's, Inc., additional Jillian's clubs. These clubs may be owned by Jillian's, Inc. subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures. In the case of clubs owned by limited partnerships, the Registrant expects that in each case a wholly owned subsidiary would be the general partner, own a substantial interest in the limited partnership and receive a management fee. The Registrant currently is investigating potential sites for clubs in Massachusetts, and certain other areas in the Midwest and Mid-Atlantic states. There can be no assurance that the Registrant will be successful in developing additional billiard clubs.

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

                                   JILLIAN'S ENTERTAINMENT CORPORATION
                                                          (Registrant)



                                   By:     /s/  Richard F. Landry
                                       -----------------------------------------
                                                 Richard F. Landry
                                      Vice President of Finance, Treasurer,
                                     Secretary and Principal Accounting Officer

Dated:  February 14, 1996