Form 10KSB
period 1996-03-31
JILLIANS ENTERTAINMENT CORP
filed 1996-07-16
CIK 759855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended March 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

          For the transition period from_____________ to _____________

                         Commission file number 0-13740

                       Jillian's Entertainment Corporation
                 (Name of Small Business Issuer in Its Charter)

          FLORIDA                                                59-2334472
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

727 ATLANTIC AVENUE, SUITE 600, BOSTON, MA                           02111
(Address of Principal Executive Offices)                           (Zip Code)

                                 (617) 350-3111
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                           Name of Each Exchange
               Title of Each Class          On Which Registered
               -------------------         ---------------------
                       None                    Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days:


                                Yes  X   No
                                    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year $11,875,716.

         As of June 18, 1996, the aggregate market value of common stock outstanding held by non-affiliates of the Registrant was $1,713,337 (computed by reference to the average bid and asked prices of such stock) and the total number of shares outstanding was 9,137,798.

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

Form 10-KSB

Item No.                 Description                                                                         Page Number
- --------                 -----------                                                                         -----------
Part I

     Item  1      Description of Business                                                                         3
     Item  2      Description of Property                                                                         6
     Item  3      Legal Proceedings                                                                              11
     Item  4      Submission of Matters to a Vote of Security-Holders                                            11

Part II

     Item  5      Market for Common Equity and Related Stockholder Matters                                       12
     Item  6      Management's Discussion and Analysis of Financial Condition and Results of Operations          12
     Item  7      Financial Statements                                                                           16
     Item  8      Changes in and Disagreements with Accountants on Acounting and Financial Disclosure            43

Part III

     Item 9       Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act            44
     Item 10      Executive Compensation                                                                         46
     Item 11      Security Ownership of Certain Beneficial Owners and Management                                 49
     Item 12      Certain Relationships and Related Transactions                                                 51
     Item 13      Exhibits and Reports on Form 8-K                                                               51

                                     PART I

Item 1.  Description of Business

         On March 11, 1990, the Board of Directors of the Jillian's Entertainment Corporation (the "Registrant" or the "Company") approved the acquisition by the Registrant of a majority interest in Jillian's, Inc., formerly Jillian's Entertainment Corporation, a Delaware corporation formed to acquire and operate billiard clubs located in various cities throughout the United States. The Registrant entered into a Stock Exchange Agreement, dated April 11, 1990 (the "Acquisition Date"), with Jillian's, Inc. and Steven L. Foster, The Frank and Celia Foster Family Trust, Steven Rubin and Kevin Troy (collectively, the "Foster Group") pursuant to which it acquired a 51% ownership interest in Jillian's, Inc. and the Foster Group acquired the remaining 49% ownership interest. The Registrant acquired the remaining 49% of Jillian's, Inc. from the Foster Group on March 14, 1991.

         Pursuant to a series of related transactions, on the Acquisition Date, Jillian's, Inc. acquired all of the outstanding stock of corporations that own and operate billiard clubs in Seattle, Washington and Miami, Florida. Since the Acquisition Date, Jillian's, Inc., through wholly-owned subsidiaries, has constructed new billiard clubs in Cleveland, Ohio; Cleveland Heights, Ohio; Worcester, Massachusetts; Champaign, Illinois; Annapolis, Maryland; Long Beach, California; and Tacoma, Washington and additionally, has acquired an existing billiard club in Pasadena, California.

         Set forth below are descriptions of the existing Jillian's clubs.

Existing Clubs

         Jillian's Billiard Club of Kendall, Inc. ("Jillian's - Kendall"). Jillian's - Kendall, a Delaware corporation that is wholly-owned by the Registrant, operates a billiard club on North Kendall Drive in Miami, Florida. The club has been in operation since November 1989 and is situated in a shopping center next to a nine screen movie theater. The Miami club has approximately 9,600 square feet of floor space and contains 27 Brunswick billiard tables, along with other table top games, high tech video games and a bar and food service.

         Jillian's Billiard Club of Seattle, Inc. ("Jillian's - Seattle"). Jillian's - Seattle, a Delaware corporation that is wholly-owned by the Registrant, operates a billiard club on West Lake Avenue in the South Lake Union area of Seattle, Washington. The club opened for business on April 5, 1990. The Seattle club operates in a two-story free-standing building that has approximately 18,500 square feet of floor space and contains 34 Brunswick billiard tables along with other table top games, high tech video games, a separate billiard room that is available for rental by private groups, and a bar and food service on both floors.

          Jillian's Billiard Club of Cleveland, Inc. ("Jillian's - Cleveland"). Jillian's - Cleveland, a Delaware corporation that is wholly-owned by the Registrant, operates a billiard club in Cleveland, Ohio. The Cleveland club, which is located on the banks of the Cuyahoga River in Cleveland, Ohio, opened for business on July 18, 1990. The Cleveland club has approximately 13,000 square feet of space on two floors of a building and contains 25 Brunswick billiard tables along with other table top games, high tech video games, a separate billiard room that is available for rental by private groups and a bar and food service on both floors.

         Jillian's Billiard Club of Cleveland Heights, Inc. ("Jillian's - Cleveland Heights"). Jillian's - Cleveland Heights, a Delaware corporation that is wholly-owned by the Registrant, operates a billiard club in Cleveland Heights, Ohio. The Cleveland Heights club is owned by a limited partnership in which Jillian's - Cleveland Heights is the general partner and owns an 87% interest and receives a management fee of 6.5% of gross revenues. The Cleveland Heights club, which is located on Cedar Road in Cleveland Heights, Ohio, opened for business on November 5, 1992. The Cleveland Heights club has approximately 9,600 square feet of space and contains 21 Brunswick billiard tables along with other table top games, high tech video games and a bar and food service.

         Jillian's Billiard Club of Pasadena, Inc. ("Jillian's - Pasadena"). On August 19, 1993, the Registrant, through Jillian's - Pasadena, a California corporation that is wholly-owned by the Registrant, entered into a series of agreements with an unrelated third-party to acquire all the assets of an existing billiard club/diner located in "Old Town" Pasadena, California. The Pasadena club has approximately 7,200 square feet of space on two floors. The ground floor is approximately 1,400 square feet, which is operated as a diner with additional outside seating. The basement space consists of approximately 5,800 square feet and is operated as a billiard club with 16 Brunswick billiard tables. The Pasadena club also has a bar and food service on both levels. The assets acquired were (a) all assets located at the billiard club/diner, which included all leasehold improvements, furniture, fixtures, bar and kitchen equipment, billiard tables and related items (b) all of the seller's rights, title and interest as lessee under the leases of the premises, and (c) all alcoholic beverage licenses and other licenses and permits necessary or useful for the operation of the billiard club/diner.

         Jillian's Billiard Club of Worcester, Inc. ("Jillian's - Worcester"). Jillian's - Worcester, a Massachusetts corporation that is wholly-owned by the Registrant, was formed to operate a billiard club in Worcester, Massachusetts. The Worcester club is owned by a limited partnership in which Jillian's - Worcester is the general partner, owns a 25% interest and receives a management fee of 5% of gross revenues. The club is located near Worcester Polytechnic Institute in a residential area. The Worcester club opened for business on December 3, 1993. The Worcester club has approximately 16,000 square feet of space and contains 24 Brunswick billiard tables along with other table-top games and a 5,000 square foot game room. The game room features high tech video games, including redemption games. The Worcester club also has a bar and food service.

         Jillian's Billiard Club of Champaign - Urbana, Inc. ("Jillian's - Champaign"). Jillian's Champaign, an Illinois corporation that is wholly-owned by the Registrant, was formed to operate a billiard club in Champaign, Illinois. The Champaign club is owned by a limited partnership in which Jillian's - Champaign is the general partner, owns approximately a 43% interest and receives a management fee of 6% of gross revenues. The Champaign club is located adjacent to the University of Illinois campus. The Champaign club opened for business on August 19, 1994. The Champaign club has approximately 12,000 square feet of space and contains 20 Brunswick billiard tables, along with other table top games, high tech video games and a bar and food service.

         Jillian's Billiard Club of Annapolis, Inc. ("Jillian's - Annapolis"). Jillian's - Annapolis, a Maryland corporation that is wholly-owned by the Registrant, was formed to operate a billiard club in Annapolis, Maryland. The Annapolis club is owned by a limited partnership in which Jillian's - Annapolis is the general partner, owns approximately a 79% interest and receives a management fee of 6% of gross revenues. The Annapolis club is located near the U.S. Naval Academy and the Annapolis historical district. The club opened for business on October 27, 1994. The Annapolis club has approximately 10,000 square feet of space and contains 16 Brunswick billiard tables, along with other table top games, high tech video games and a bar and food service.

         Jillian's Billiard Club of Long Beach, Inc. ("Jillian's - Long Beach"). Jillian's - Long Beach, a California corporation that is wholly-owned by the Registrant, was formed to own and operate a billiard club in the downtown business district of Long Beach, California. The club opened for business on May 5, 1995. The Long Beach club has approximately 16,000 square feet on two floors of a thirteen story free standing building, and contains 16 Brunswick billiard tables, a bar and food service. It also has a night club in the basement.

         Jillian's Billiard Club of Tacoma, Inc. ("Jillian's - Tacoma"). On December 8, 1995, the Registrant, through a wholly-owned Delaware corporation, opened a new Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The club occupies approximately 25,000 square feet of space on two floors and contains 25 Brunswick billiard tables, along with other table top games,a high-tech electronic game room and a bar and food service.

Summary

         The Jillian's clubs are part of the new generation of upscale billiard clubs in America. These new billiard clubs offer a wider variety of entertainment and food service and are designed to attract a broader segment of the population than traditional pool halls. The clubs are decorated in an appealing and comfortable style. The Jillian's billiard clubs face competition in their respective cities from other billiard clubs as well as from other leisure time activities, such as theaters, bowling centers and night clubs. The Jillian's clubs compete with other clubs and activities by providing customers with a comfortable setting, a variety of entertainment activities in each club (e.g., electronic games, darts, and pingpong) and light food and beverage services.

         The Registrant currently is concentrating its efforts on its investment in the billiard club business. Although no assurance can be given, the Registrant intends to develop, through wholly-owned subsidiaries of Jillian's, Inc., additional Jillian's clubs. These clubs may be owned by Jillian's, Inc. subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures that own the clubs. In the case of clubs owned by limited partnerships, the Registrant expects that in each case a wholly-owned subsidiary would be the general partner, own a substantial interest in the limited partnership and receive a management fee. The Registrant currently is investigating potential sites for clubs in Massachusetts and certain other areas in the Midwest and Mid-Atlantic states.

Item 2.   Description of Property

         ADMINISTRATIVE OPERATIONS: On June 13, 1995, the Registrant entered into a lease agreement for 3,020 square feet of space for its administrative operations located at 727 Atlantic Avenue in Boston, Massachusetts. The lease commenced in July 1995 and expires July 1998. In addition, the lease has a two-year renewal period. Under the lease agreement, the Registrant is obligated to pay the lessor minimum annual rent equal to $31,710 (payable in monthly installments of $2,642) for the first year, $34,730 (payable in monthly installments of $2,894) for the second year and $37,750 (payable in monthly installments of $3,146) for the third year.

         JILLIAN'S CLUBS: Jillian's - Kendall leases the premises in which the billiard club is operated pursuant to a lease agreement, dated May 26, 1989. The triple net lease agreement provides for an initial term of 10 years, with two five-year renewal periods. Under the terms of the lease, Jillian's - Kendall is obligated to pay the lessor annual rent equal to $192,000, payable in equal monthly installments of $16,000. The annual rent is adjusted each year based on increases in the Consumer Price Index (the "CPI"), with the adjustment in any lease year limited to six percent of the prior year's annual rent. In addition to annual rent, Jillian's - Kendall also must pay the lessor percentage rent equal to six percent of the amount by which gross sales exceed a specified dollar amount ($1 million for the first year with annual adjustments based on the CPI) and basic percentage rent in an amount equal to three percent of gross sales for the first two lease years (1990 and 1991) and four percent for the remaining term. On March 7, 1994, the lease was amended to eliminate all basic percentage rents due under the lease from inception of the lease through the termination of the lease (including all renewal periods). Additionally, all CPI adjustments were deferred until January 1, 1995. In exchange for the amendment, Jillian's - Kendall granted the lessor warrants to purchase 65,000 shares of its common stock at $.50 per share for a five-year period. For the year ended March 31, 1996, Jillian's Kendall paid rental payments of $262,702, which includes taxes and common area maintenance charges. The lease agreement provides that if Jillian's-Kendall exercises its option to renew the lease, the rent for the renewal period shall be under the same terms and conditions as set forth above.

         Jillian's - Seattle leases the building in which the Seattle club operates pursuant to a lease agreement, dated August 29, 1989. The triple net lease agreement for the Seattle club provides for an initial term of 10 years, with one additional five-year renewal period. Under the terms of the lease, Jillian's - Seattle is obligated to pay the lessor annual rent equal to $258,000, payable in equal monthly installments of $21,500. Beginning in the nineteenth month of the lease (which was March 1991) and every twelfth month thereafter, the monthly rent will increase based on increases in the CPI, but in no event will the rate of increase exceed six percent annually. In addition to the monthly rent, in each year of the lease, Jillian's - Seattle must pay the lessor percentage rent equal to three percent of gross sales in excess of $750,000. The percentage rent is adjusted annually based on increases in the CPI up to a maximum annual adjustment of six percent. Under the terms of an amendment to this lease, the lessor and Jillian's - Seattle have agreed that the percentage rental payments may be made one-third in cash and two-thirds by issuing the lessor warrants to purchase shares of the Registrant's common stock in an amount equal to one share for each dollar of percentage rent owing. A warrant will be issued on the fifteenth day following the end of each fiscal year and will be exercisable for a five-year period at an exercise price equal to the average bid and asked prices of the common stock for the ten-day period prior to issuance. For the year ended March 31, 1996, Jillian's - Seattle paid rental payments of $304,610, which included taxes, common area maintenance charges and percentage rent equal to $14,054 in cash. Additionally, for fiscal 1996, the Registrant issued warrants to purchase 28,108 shares of the Registrant's common stock at an exercise price of $.27 per share. The lease agreement provides that if Jillian's -Seattle exercises its option to renew the lease, the rent for the renewal period shall be as agreed upon by Jillian's Seattle and the lessor and based on the fair market value of comparable rentals.

         Jillian's - Cleveland leases the premises in which the Cleveland club is operated pursuant to a lease agreement, dated April 20, 1990. The triple net lease agreement provides for an initial term of ten years, with two five-year renewal periods. Under the lease agreement, Jillian's - Cleveland is obligated to pay the lessor minimum annual rent equal to $69,615 (payable in monthly installments of $5,801) for lease years one through four and $80,325 (payable in monthly installments of $6,694) thereafter, subject to the adjustment described below. Beginning in the seventh lease year, the minimum annual rent will be adjusted upward to an amount equal to the lesser of (i) 105% of the annual rent payable for the prior lease year, or (ii) the annual rent payable for the prior lease year adjusted for increases in the CPI. In addition to annual rent, Jillian's - Cleveland must pay percentage rent equal to five percent of the amount by which gross sales exceed $1,392,300 for lease years one through four and $1,606,500 thereafter. On November 24, 1993, the lease was amended to temporarily limit all rent and common area maintenance charges to $6,000 per month from October 1993 through March 1994, $9,000 per month from April 1994 through September 1994 and $6,000 per month from October 1994 through December 1994. The lessor and Jillian's - Cleveland verbally agreed to indefinitely continue the limited rents as noted above. In exchange for the reduction, Jillian's-Cleveland agreed to pay the landlord 8.5% of all gross sales in excess of $650,000 until such time as the landlord received 100% of the reduced rents and common area maintenance. For the year ended March 31, 1996, Jillian's - Cleveland paid rental payments of $118,478, which included taxes and common area maintenance charges. The lease agreement provides that if Jillian's Cleveland exercises its option to renew the lease, the rent for each renewal period shall be negotiated by the parties, but will not be less than the greater of comparable rentals or the rent payable for the last month of the preceding term (on an annualized basis). In addition, the rent for each year of the first renewal period may not be greater than 115% of the annual rent for the last year of the initial term.

         Jillian's - Cleveland Heights leases the premises in which the Cleveland Heights club is operated pursuant to a lease agreement, dated October 17, 1991. Jillian's - Cleveland Heights has a primary lease of approximately 7,600 rentable square feet. The space is ground floor space with an equal amount of basement space, although the rent is based on the ground floor space only. The triple net lease agreement provides for an initial term of ten years, with two five-year renewal periods. Under the lease agreement, Jillian's Cleveland Heights is obligated to pay the lessor minimum annual rent equal to $57,240 (payable in monthly installments of $4,770 starting in May 1992) for each of lease years one and two, $68,688 (payable in monthly installments of $5,724) for each of lease years three through six and $76,320 (payable in monthly installments of $6,360) for each of the lease years seven through ten. The lease agreement provides that if Jillian's - Cleveland Heights exercises its option to renew the lease, the minimum annual rent for each of the first and second five-year renewal periods will be $91,584 and $106,848, respectively. In August, 1992, Jillian's - Cleveland Heights exercised an option to lease another 2,000 square feet of ground floor space (with an equal amount of basement space) adjacent to the primary space discussed above. This space was opened for use by the club in February, 1993 and contains 6 of the 21 billiard tables in the club. The terms for rental of such additional space is at the same rates on a per square foot basis as set forth above, and subject to all other terms and conditions of the lease for the primary space. For both the primary lease and the option space, Jillian's-Cleveland Heights paid rental payments of $110,656 for the year ended March 31, 1996, which included taxes and common area maintenance charges.

         Jillian's - Pasadena entered into two sub-leases for the Pasadena club on August 19, 1993. The first sub-lease is for 1,377 square feet on the ground floor, which is operated as a diner with additional outside seating. The initial term is for ten years, which expires on September 30, 2000, and there are two five-year renewal options. Under the first sub-lease agreement, Jillian's - Pasadena is obligated to pay the lessor minimum annual rent equal to $33,048 (payable in monthly installments of $2,754) for each lease year through September 30, 1996. Thereafter, the minimum annual rent will be equal to the fair market value of comparable rentals with CPI adjustments starting on April 1, 1998. The second sub-lease is for 5,744 square feet of basement space, which is operated as a billiard club. The initial term is for five years, which expires on September 30, 1996, and there are three five-year renewal options. Under the second sub-lease agreement, Jillian's - Pasadena is obligated to pay the lessor minimum annual rent equal to $68,928 (payable in monthly installments of $5,744) for each lease year through September 30, 1994. Thereafter, the minimum annual rent will be increased by the CPI. Both the first and second sub-lease agreements provide that if Jillian's - Pasadena exercises its options to renew the sub-leases, the rent for the renewal period shall be as agreed upon by Jillian's - Pasadena and the lessor and based on the fair market value of comparable rentals with certain CPI adjustments. For the year ended March 31, 1996, Jillian's - Pasadena paid rental payments of $147,985 for both leases, which included taxes and common area maintenance charges.

         Jillian's - Worcester entered into a lease agreement for the Worcester club on April 21, 1993. The Worcester club is located in a one-story free-standing building consisting of approximately 16,000 rentable square feet. The triple net lease agreement provides for an initial term of ten years with two five-year renewal periods. Under the lease agreement, Jillian's - Worcester is obligated to pay the lessor minimum annual rent equal to $123,780 (payable in monthly installments of $10,315 starting in August 1993) for each of lease years one through three, $140,284 (payable in monthly installments of $11,690) for each of lease years four and five and $165,040 (payable in monthly installments of $13,753) for each of lease years six through ten. The lease agreement provides that if Jillian's -Worcester exercises its option to renew the lease, the minimum annual rent for each year of the first five-year renewal period will be $198,048. The minimum annual rent for each year of the second five-year renewal period will be the greater of $198,048 or 80% of the then fair market value for similar space. Jillian's - Worcester also has entered into a separate lease for 28 additional parking spaces for the same term as the building lease. The annual rent for the parking spaces is $13,200 for the first five years and $15,840 for the second five-years of the initial ten-year term. If the parking lease is renewed for the first and second five-year renewal periods, annual rent payments will be $19,000 and $22,800, respectively. For the year ended March 31, 1996, Jillian's
- - Worcester paid rental payments of $183,176, which included taxes, parking rental and common area maintenance charges.

         Jillian's - Champaign entered into a lease agreement for the Champaign club on April 14, 1993. The Champaign club is located in a two-story free-standing building consisting of 20,000 square feet, 12,000 of which are on the first floor and used for the billiard club. The remaining 8,000 square feet on the second floor of the building is used for office and storage space. The triple net lease agreement provides for an initial term of ten years, with two five-year renewal periods. Under the lease agreement, Jillian's Champaign will be obligated to pay the lessor minimum annual rent equal to $64,800 (payable in monthly installments of $5,400 starting in August 1993) for each of lease years one and two. Commencing on April 1, 1995, and on April 1 of each year thereafter, during the initial term and any extension term, the monthly rental amount shall be adjusted by increases in the CPI. In October 1994, Jillian's - Champaign entered into a separate leasing agreement for premises to be used for parking. For the year ended March 31, 1996, the parking rental paid was $5,785. The lease expires on September 1, 1997. For the year ended March 31, 1996, Jillian's-Champaign paid rental payments of $89,586, which included taxes and common area maintenance charges.

         Jillian's - Annapolis entered into a lease agreement for the Annapolis club on April 26, 1993. The Annapolis club is located in a one-story free-standing building consisting of approximately 10,000 square feet. The triple net lease agreement provides for an initial term of ten years with two five-year renewal periods. Under the lease agreement, Jillian's Annapolis is obligated to pay the lessor minimum annual rent equal to $79,992 (payable in monthly installments of $6,666 starting in August 1993) for the first lease year, $90,000 (payable in monthly installments of $7,500) for the second lease year and $99,996 (payable in monthly installments of $8,333) for the third lease year. Beginning in the fourth lease year, the minimum annual rent will be adjusted upward to an amount equal to 66 2/3% of the annual increase in the CPI, with the adjustment in any year limited to 5% of the prior year's annual rent. The lease agreement provides that if Jillian's - Annapolis exercises its option to renew the lease, the minimum annual rent for each of the first and second five-year renewal periods will be the same as the tenth year's rent with the same CPI adjustment. For the year ended March 31, 1996, Jillian's - Annapolis paid rental payments of $127,969, which included taxes and common area maintenance.

         Jillian's - Long Beach entered into a lease agreement for the Long Beach club on July 12, 1993 and the club opened for business on May 5, 1995. The Long Beach club is located on the first floor and basement level of a thirteen-story free-standing building. The club has 16,000 square feet, 9,215 of which are on the first floor and is used for the billiard club. The remaining 6,785 square feet in the basement of the building is used as a night club (approximately 4,000 square feet) and for administrative and support space. The triple net lease agreement provides for an initial term of ten years, with two five-year renewal periods. Under the lease agreement, Jillian's - Long Beach is obligated to pay the lessor minimum annual rent equal to $178,935 (payable in monthly installments of $14,911 starting in January 1994) for the first lease year and $220,790 (payable in monthly installments of $18,399) for the second and third years. Beginning in the fourth lease year, the minimum annual rent will increase by approximately 5% per year through year ten. The lease agreement provides that if Jillian's-Long Beach exercises its option to renew the lease, the minimum annual rent for each of the first and second five-year renewal periods will be equal to the annual base rent payable for the immediately preceding year, increased by five percent per annum. For the year ended March 31, 1996, Jillian's - Long Beach paid rental payments of $297,196, which included taxes and common area maintenance charges.

         Jillian's - Tacoma entered into a lease agreement for the Tacoma club on December 21, 1994. The Tacoma club is located in a two-story free-standing building consisting of approximately 25,000 square feet. The triple net lease agreement provides for an initial term of ten years. Under the lease agreement, Jillian's - Tacoma will be obligated to the lessor for minimum annual rent equal to $223,119 (payable in monthly installments of $18,593 starting in December
1995) for lease years one through three, $244,119 (payable in monthly installments of $20,343) for lease years four through six and $265,116 (payable in monthly installments of $22,093) for lease years seven trough ten. For the year ended March 31, 1996, Jillian's - Tacoma paid rental payments of $70,338, which included taxes and common area maintenance charges.

Item 3.   Legal Proceedings

         On October 13, 1995, an action foreclosing a mechanics lien was filed against the Registrant in a California Superior Court for Los Angeles County for approximately $123,000, plus interest. The Registrant filed an answer and cross complaint on January 3, 1996. While the Registrant is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome.

Item 4.   Submission of Matters to a Vote of Security-Holders

         None

                                PART II

Item 5.   Market For Common Equity and Related Stockholder Matters

         The Registrant's common stock is traded in the over-the-counter market on NASDAQ. The following table sets forth the range of high and low bid prices for the Registrant's common stock for each full quarterly period, for the periods indicated, in which such stock was regularly quoted. Such quotations reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ended          High Bid          Low Bid
         -------------          --------          -------
            6/30/94               25/32             11/16
            9/30/94               23/32              5/8
           12/31/94                3/4               7/16
            3/31/95                5/8               7/16
            6/30/95               15/32              5/16
            9/30/95                7/16             11/32
           12/31/95               15/32              7/32
            3/31/96                5/16              1/4

         As of June 18, 1996, the Registrant's common stock was held beneficially by approximately 3,400 holders. The Registrant has never declared a cash dividend and does not intend to do so in the future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

         The Registrant's cash and cash equivalents decreased $607,814 during fiscal 1996. This decrease was primarily due to the purchase of property and equipment of approximately $1,677,000, offset in part by approximately $1,072,000 from cash provided from continuing operations. Capital expenditures for property and equipment, net of accumulated depreciation and amortization, was $7,687,606 as of March 31, 1996, increasing $2,698,982 or 54.1% over March 31, 1995. The new club development of Long Beach and Tacoma accounted for the majority of the Registrant's capital additions.

         The total cost of building out and equipping the Long Beach club was $1,500,000. The Long Beach club was financed primarily by a $250,000 landlord contribution, a $450,000 eleven-year loan from the City of Long Beach, equipment financing and cash generated from the Company's club operations.

         On December 8, 1995, the Company, through a wholly owned Delaware corporation, opened a new Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The club occupies approximately 25,000 square feet of space on two floors and contains 25 Brunswick billiard tables, along with other table top games, dart boards and a high-tech electronic game room. The cost of building out and equipping the club was approximately $2,100,000. The Tacoma club was financed primarily by a $638,000 landlord contribution, $300,000 in equipment financing, $245,000 in vendor financing, $300,000 in bank financing, $280,000 in bridge financing and cash generated from the Company's club operations.

         The Registrant has no other material commitments for capital expenditures as of March 31, 1996. As of March 31, 1996, there were no other development stage clubs.

         As of March 31, 1996, inventory was $204,581 as compared to $155,567 as of March 31, 1995. The increase was primarily due to the Long Beach and Tacoma clubs, which opened in May 1995 and December 1995, respectively.

         As of March 31, 1996, total assets of $9,904,271 were $2,056,799 or 26.2% higher than at March 31, 1995. Capital expenditures for new clubs were the primary reason for this increase. As of March 31, 1996, property and equipment, net of depreciation, was $7,687,606 and represented 78% of total assets.

         As of March 31, 1996, total notes and equipment leases payable were $2,899,145 as compared to $2,052,329 as of March 31, 1995. The majority of the increase is attributed to the development of the Long Beach and Tacoma clubs.

         As of March 31, 1996, total current liabilities were $2,289,784 as compared to $1,731,770 as of March 31, 1995. The increase is primarily due to the increase of $228,752 in the current portion of long-term debt, increased accounts payable and accrued expenses relating to the Long Beach and Tacoma clubs, professional services and the accrued salary of Steven L. Foster, Chief Executive Officer of the Registrant.

         The Registrant had ten clubs fully operational in the last quarter of 1996 and had cash provided from continuing operations of approximately $773,000 for such quarter. However, the Registrant continues to experience a cash shortage. The Registrant is currently pursuing various alternatives, including bank financing and issuing additional equity or debt securities, to raise funds to meet its working capital needs and to finance the cost incurred in the build-out of the Tacoma Club. The Registrant believes that the cash provided from these ten clubs, other bank financing and the issuance of additional equity or debt securities should be sufficient to fund the corporate general and administrative expenses.

         The Registrant, as of March 31, 1996, had goodwill of $805,384, net of amortization. The Registrant evaluates the potential impairment of its long-lived assets, including goodwill related thereto, in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and evaluates other goodwill in accordance with Accounting Principle Board Opinion No. 17 "Intangible Assets". The Registrant does not believe that its long-lived assets or goodwill has been impaired.

Liquidity and Capital Resources, Continued

         The Registrant intends to develop, through wholly-owned subsidiaries of Jillian's, Inc., additional Jillian's clubs. These clubs may be owned by Jillian's, Inc.'s subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures that own the clubs. In the case of clubs owned by limited partnerships, the Registrant expects that in each case, a wholly-owned subsidiary would be the general partner, would own a substantial interest in the limited partnership and would receive a management fee. The Registrant currently is investigating potential sites for clubs in Massachusetts and certain other areas in the Midwest and Mid-Atlantic states. There can be no assurance that the Registrant will be successful in developing additional billiard clubs.

Results of Operations:

         The Registrant had a net loss of $393,731 for the year ended March 31, 1996 as compared to a net loss of $863,056 for the year ended March 31, 1995. This improvement from 1995 to 1996 was primarily due to higher net club operating income of $779,628 and decreased start-up costs relating to development stage clubs of $452,233, offset in part by increased general and administrative expenses of $520,699, increased depreciation and amortization of $133,268 and increased income applicable to minority interest of $79,382.

         The Registrant had revenues from club operations of $11,875,716 and $7,969,247 for the years ended March 31, 1996 and 1995, respectively. The increase of $3,906,469 for the year ended March 31, 1996, as compared to the same period ended March 31, 1995, was due to increases in comparable sales of $603,492, increased revenues of $973,457, from full operating years for second year clubs (i.e., the Champaign and Annapolis clubs, which opened for business on August 19, 1994 and October 27, 1994, respectively) and increased revenues of $2,329,520 from new clubs opened in fiscal 1996 (i.e., the Long Beach and Tacoma clubs, which opened for business on May 5, 1995 and December 8, 1995, respectively).

         The increase of $603,492 or 12.2% in comparable sales for the year ended March 31, 1996, as compared to the same period ended March 31, 1995, was primarily due to increases of $374,631 or 21.1% in Seattle, $79,940 or 9.5% in Cleveland, $77,417 or 9.1% in Cleveland Heights and $71,504 or 8.9% in Pasadena.

         The Registrant had total costs and expenses of $12,196,941 and $8,788,984 for the years ended March 31, 1996 and March 31, 1995, respectively. The increase of $3,407,957 for the year ended March 31, 1996, as compared to the same period ended March 31, 1995, was due to increased cost of club operations of $3,126,841, increased general and administrative expenses of $520,699, increased depreciation and amortization expenses of $133,268 and increased income applicable to minority interest of $79,382, offset by a decrease of $452,233 relating to start-up costs for development stage clubs.

         The increase of $3,126,841 in cost of club operations was primarily due to increased costs associated with the Champaign, Annapolis, Long Beach and Tacoma clubs. The increase in general and administrative expenses for the year ended March 31, 1996, as compared to the same period ended March 31, 1996, was primarily due to increased wages, professional services and travel expenses of approximately $394,000, $64,000 and $90,000, respectively. The increase in wages and travel expenses from 1995 to 1996 was primarily attributed to the hiring of a new President and Chief Operating Officer, Controller, Vice President of Operations, Vice President of Development and support personnel. In addition, Mr. Foster began accruing a salary on October 1, 1995. The increase in professional fees was primarily due to consulting and legal fees associated with the preparation and filing with the Securities and Exchange Commission of a preliminary proxy statement relating to a proposed transaction that, if approved by the shareholders, could result in the de-registration of the Registrant's common stock.

         The decrease in start-up costs relating to development stage clubs of $452,233 was primarily due to the fact that during fiscal 1996, the Registrant developed one new club (Tacoma) as compared to three new clubs in fiscal 1995 (Champaign, Annapolis and Long Beach). In addition, the Long Beach club was required to pay rent totaling approximately $284,000 during fiscal 1995, but did not open for business until May 5, 1995.

Item 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jillian's Entertainment
Corporation:

We have audited the accompanying consolidated balance sheet of Jillian's Entertainment Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jillian's Entertainment Corporation and subsidiaries at March 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP

Boston, Massachusetts
July 2, 1996

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jillian's Entertainment
Corporation:

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Jillian's Entertainment Corporation and subsidiaries (the "Company") for the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended March 31, 1995, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
June 27, 1995

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996

                                     ASSETS


Current assets:
  Cash and cash equivalents                                 $   646,306
  Inventory                                                     204,581
  Accounts receivable                                            63,386
  Other current assets                                          166,035
                                                             ----------
            Total current assets                              1,080,308

Investments (Note 2)                                             39,725
Property, leasehold improvements and equipment,
  net (Notes 3 and 4)                                         7,687,606
Goodwill, net                                                   805,384
Other assets                                                    291,248
                                                             ----------
            Total assets                                    $ 9,904,271
                                                             ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  941,707
  Accrued expenses and other liabilities                        635,167
  Current portion of notes and equipment
   leases payable (Note 4)                                      712,910
                                                             ----------
            Total current liabilities                         2,289,784

Deferred rent                                                 1,187,860
Notes payable and equipment
 leases payable  (Note 4)                                     1,906,235
Notes payable to related parties (Note 4)                       280,000
                                                             ----------
            Total liabilities                                 5,663,879
                                                             ----------
Minority interests (Note 11)                                  1,395,964
                                                             ----------
Commitments and contingencies (Notes 6, 8 and 11)

Stockholders' equity (Notes 4, 7, 8, 9 and 11):
  Cumulative preferred stock, $.001 par
   value, 1,000,000 shares authorized, none
   issued or outstanding                                           -
  Common stock, $.001 par value, 25,000,000
   shares authorized, 9,137,798 shares issued
   and outstanding                                                9,138
  Paid-in capital                                             9,536,277
  Accumulated deficit                                        (6,700,987)
                                                             ----------
            Total stockholders' equity                        2,844,428
                                                             ----------
            Total liabilities and stockholders' equity       $9,904,271
                                                             ==========

           See accompanying notes to consolidated financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended March 31, 1996 and 1995

                                                  1996                1995
                                                  ----                ----

Revenues from club operations                 $ 11,875,716        $  7,969,247
                                              ------------        ------------

Costs and expenses:
  Cost of club operations:
    Cost of goods sold                           2,736,704           1,749,269
    Wages                                        2,745,768           1,870,360
    Rent                                         1,685,014           1,223,785
    Direct operating costs                       2,393,039           1,590,270
  Start-up costs related to development
    stage clubs                                     82,575             534,808
  General and administrative expenses            1,707,460           1,186,761
  Depreciation and amortization expense            656,768             523,500
  Income applicable to minority
    interest (Note 11)                             189,613             110,231
                                              ------------        ------------
      Total costs and expenses                  12,196,941           8,788,984
                                              ------------        ------------

Other income/(expenses):
  Gain on sale of investment                          --                 4,785
  Interest expense                                (211,520)            (98,021)
  Other income                                     139,014              49,917
                                              ------------        ------------
        Total other expenses, net                  (72,506)            (43,319)
                                              ------------        ------------
        Net loss                              $   (393,731)       $   (863,056)
                                              ============        ============

Net loss per common and
 common equivalents share                     $      (0.04)       $      (0.11)
                                              ============        ============

Weighted average common and common
 equivalent shares outstanding                   9,137,798           8,116,291
                                              ============        ============













           See accompanying notes to consolidated financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                    For the years ended March 31, 1996 and 1995


                                      Common Stock                                                                  Total
                                  --------------------           Paid-in        Accumulated       Notes         Stockholders'
                                  Shares        Amount           Capital          Deficit       Receivable          Equity
                                  ------        ------           -------        -----------     ----------      ------------
Balance at March 31, 1994       8,032,798       $8,033         $9,188,132       $(5,444,200)    $(151,667)      $3,600,298
Shares issued, stock options
 exercised (Note 7)             1,105,000        1,105            275,145                                          276,250
Collection of notes receivable                                                                     48,254           48,254
Services contributed by
 shareholder (Note 6)                                              50,000                                           50,000
Net loss                                                                           (863,056)                      (863,056)
                                ---------       ------         ----------       -----------     ---------       ----------
Balance at March 31, 1995       9,137,798        9,138          9,513,277        (6,307,256)     (103,413)       3,111,746
Collection of notes receivable                                                                    103,413          103,413
Services contributed by
 shareholder (Note 6)                                              23,000                                           23,000
Net loss                                                                           (393,731)                      (393,731)
                                ---------       ------         ----------       -----------     ---------       ----------
Balance at March 31, 1996       9,137,798       $9,138         $9,536,277       $(6,700,987)    $    --         $2,844,428
                                =========       ======         ==========       ===========     =========       ==========

            See accompanying notes to consolidated financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years ended March 31, 1996 and 1995

                                                              March 31,          March 31,
                                                                1996               1995
                                                             -----------        -----------
Cash flows from operating activities:
  Net loss                                                   $  (393,731)       $  (863,056)
                                                             -----------        -----------
  Adjustments to reconcile net loss to
   net cash provided by operating activities:

    Depreciation and amortization                                656,768            523,500
    Gain on sale of investments                                     --               (4,785)
    Provision for losses on receivables                             --               41,587
    Increase in paid-in capital for contribution

    of services                                                   23,000             50,000
    (Increase)/decrease in accounts receivable                   (29,698)             5,706
    Increase in inventory                                        (49,014)           (38,484)
    Decrease/(increase) in other assets                           29,706           (103,015)
    Increase in accounts payable                                 362,922            284,592
    Increase in accrued expenses and other liabilities           282,518            294,102
    Increase in minority interest                                189,613            110,231
                                                             -----------        -----------
  Total adjustments                                            1,465,815          1,163,434
                                                             -----------        -----------

    Cash provided by operating activities                      1,072,084            300,378
                                                             -----------        -----------

Cash flow from investing activities:

      Purchase of property and equipment                      (1,677,301)        (1,775,960)
      Collection of note receivable                              103,413              6,667
      Proceeds from sale of investments                             --                9,470
                                                             -----------        -----------
    Net cash used in investing activities                     (1,573,888)        (1,759,823)
                                                             -----------        -----------

Cash flows from financing activities:

      Issuance of notes payable                                  630,253          1,419,320
      Repayment of notes and leases payable                     (506,829)          (261,505)
      Proceeds from issuance of common stock                        --              276,250
      Proceeds from sale of partnership interests                   --              258,084
      Distributions to minority interest partners               (229,434)          (108,145)
                                                             -----------        -----------
    Net cash (used)/provided by financing activities            (106,010)         1,584,004
                                                             -----------        -----------

Net (decrease)/increase in cash and cash equivalents            (607,814)           124,559
Cash and cash equivalents at beginning of year                 1,254,120          1,129,561
                                                             -----------        -----------
Cash and cash equivalents at end of year                     $   646,306        $ 1,254,120
                                                             ===========        ===========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for interest                    $   211,520        $    98,021
                                                             ===========        ===========

Non-cash investing and financing activity:

   Acquisition of equipment through capital leases           $   723,392        $      --
                                                             ===========        ===========
   Acquisition of leasehold improvements through
    landlord contributions                                   $   872,682        $      --
                                                             ===========        ===========
   Conversion of notes payable into limited partner-
    ship interest                                            $      --          $   100,000
                                                             ===========        ===========



           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

Jillian's Entertainment Corporation (the "Company"), owns, operates and manages, through wholly-owned subsidiaries, billiard clubs in Miami, Florida; Seattle, Washington; Cleveland, Ohio; Cleveland Heights, Ohio; Pasadena California; Worcester, Massachusetts; Champaign, Illinois; Annapolis, Maryland; Long Beach, California and Tacoma, Washington. The Cleveland Heights, Worcester, Champaign and Annapolis clubs are owned by limited partnerships in which wholly-owned subsidiaries of Jillian's, Inc. are the general partners and own 87%, 25%, 43% and 79% interests, respectively.

Certain amounts in the accompanying consolidated financial statements as of and for the year ended March 31, 1995, have been reclassified to conform to the presentation as of and for the year ended March 31, 1996.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

         Principles of Consolidation

The consolidated financial statements include the accounts of Jillian's Entertainment Corporation, Jillian's, Inc. and subsidiaries and Carom Financial Corporation. The Cleveland Heights, Worcester, Champaign and Annapolis clubs are owned by limited partnerships in which wholly-owned subsidiaries of the Company have an 87%, 25%, 43% and 79% ownership interest, respectively. All of the limited partnerships are consolidated herein, since the Company controls the operations of the limited partnerships. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits with banks, with original maturities of less than three months.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS, CONTINUED

         Inventory

Inventory, primarily food and beverage, is stated at cost. Cost is determined by the first-in, first-out method.

         Investments

Investments in equity securities and non-billiard club limited partnerships, which do not have readily determinable fair values, are carried at the lower of cost or estimated fair market value. Gains and losses on the sale of investments are calculated on the "specific identification" method.

         Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including all renewal periods) or the useful lives of the improvement which range from ten to twenty years. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.

         Goodwill

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that impairment losses on assets held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations.

The excess of the cost of the investment in Jillian's, Inc. over the fair value of net assets acquired is being amortized on a straight-line basis over twenty years from the acquisition dates. The Company evaluates the potential impairment of its long-lived assets, including goodwill related thereto, in accordance with SFAS No. 121 and evaluates other goodwill in accordance with Accounting Principle Board Opinion No. 17 "Intangible Assets". The Company does not believe that its long-lived assets or goodwill has been impaired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS, CONTINUED

         Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, current income taxes are provided based upon taxes currently payable and deferred taxes are provided to reflect the temporary difference in the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is recorded to reduce deferred tax assets to an amount which is considered more likely than not to be realized.

         Earnings/Loss Per Share

Earnings (loss) per share amounts are computed based upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options were used to purchase common shares outstanding at the average fair market value during each period, unless such exercise is anti-dilutive.

         Start-up Costs

Start-up costs related to development stage clubs are expensed as incurred. These costs include all wages, rents and direct general and administrative expenses incurred prior to a club opening for business.

         Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expense was approximately $317,000 and $168,000 for the years ended March 31, 1996 and 1995, respectively.

         Leases

The Company has entered into operating lease agreements which contain scheduled rent increases during the term of the lease. Such scheduled rent increases are recorded on a straight-line basis over the term of the lease. Landlord incentives are recorded as deferred rent and amortized over the terms of the lease.

         Fair Value of Financial Instruments

The Company believes that the carrying amount of notes and equipment leases payable, as reported in the accompanying consolidated balance sheet, approximates fair value.

2.       INVESTMENTS

Investments at March 31, 1996 consisted of the following:

North American Venture Capital
 Fund II, L.P.                       $25,000
Tellurado Assoc., Ltd.                14,725
                                     -------
         Total                       $39,725
                                     =======

North American Venture Capital Fund II, L.P. and Tellurado Assoc., Ltd represent limited partnership interests purchased in fiscal 1990 and fiscal 1992, respectively. These partnerships were formed primarily to invest in marketable securities and real estate, respectively.

3.       PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET

Property, leasehold improvements and equipment consists of the following at March 31, 1996:

Leasehold improvements              $ 5,487,014
Game equipment                        1,391,937
Club and office equipment             1,772,683
Furniture and fixtures                  720,323
                                    -----------
                                      9,371,957
Less accumulated depreciation        (1,684,351)
                                    -----------
         Total                      $ 7,687,606
                                    ===========

4.       NOTES AND EQUIPMENT LEASES PAYABLE

         Notes Payable

Notes payable at March 31, 1996 consist of the following:

Note payable to U.S. Government.  (See Note 8).                            $199,792

Note payable to City of Cleveland Heights collateralized by personal property and fixtures in the Cleveland Heights club. Interest payable at 7%. Principal and interest payable in monthly
 installments of $1,161.  Balance due in April 1998.                         76,219

Note payable to seller of Pasadena club.  Interest payable monthly
 at 8%.  Principal due in August, 1996. (See Note 10).                      175,000

4.       NOTES AND EQUIPMENT LEASES PAYABLE, CONTINUED

         Notes Payable, Continued

Note payable to unaffiliated third parties.  Interest at 15%.
 (Currently payable at 12%). Principal and accrued interest due
 October 20, 1999.                                                                       185,000

Note payable to bank collateralized by stock in Seattle club
 Interest payable at 9.5%.  Principal and interest payable in
 monthly installments of $4,205. Balance due May 18, 1999.                               144,538

Note payable to Champaign club landlord. Interest payable at 10%. Principal and interest payable in monthly installments of $3,187.
 Balance due September 1, 1999.                                                          110,301

Note payable to City of Long Beach. Interest accrues at 7% for first year, thereafter, principal and interest is payable in monthly installments of $5,507 beginning April 1, 1996.
 Balance due April 2006.                                                                 450,000

Note payable to unaffiliated third party.  Interest payable
 quarterly at 8.5%.  Balance due August 1, 1996.                                          50,000

Note payable to bank collateralized by equipment in
 Tacoma club and by stock in Seattle club.  Interest payable in monthly installments of $6,306.  Balance due December
 2000.                                                                                   284,357
                                                                                       ---------

Total                                                                                  1,675,207

         Notes Payable to Related Parties

Notes payable to affiliated third parties.  Interest payable at 25%.  Interest payable semi-annually.  Principal and accrued
 interest due May and June 1997.                                                         280,000
                                                                                       ---------

Total notes payable                                                                    1,955,207
                                                                                       ---------
         Capitalized Equipment Leases Payable

Equipment leases payable to unaffiliated third party.  Payable in monthly
 installments of $6,673.  $30,000 buy-out due June 1, 1999.                              214,633

Other equipment leases payable to unaffiliated third party.                              178,923

4.       NOTES AND EQUIPMENT LEASES PAYABLE, CONTINUED

         Capitalized Equipment Leases Payable, Continued

Equipment leases payable to unaffiliated third party.  Payable in monthly installments of $6,762.  $30,000 buyout due January
 2001.                                                                     294,556

Equipment leases payable to unaffiliated third party.  Payable in
 monthly installments of $11,953.  Balance due in March 1998.              255,826
                                                                        ----------

Total capital leases payable                                               943,938
                                                                        ----------

Total notes and equipment leases payable                                 2,899,145

Less current portion of notes and equipment leases payable                 712,910
                                                                        ----------

Long term portion of notes and equipment leases payable                 $2,186,235
                                                                        ==========

The aggregate amount of required payments under the notes payable at March 31, 1996 are as follows:

         Years Ending March 31,

         1997              $  420,626
         1998                 549,154
         1999                 309,254
         2000                 322,767
         2001                  99,433
         Thereafter           253,973
                           ----------
                Total      $1,955,207
                           ==========

As collateral on the City of Long Beach loan, the Company has issued the City of Long Beach a warrant to receive 225,000 shares of its common stock at no charge. This warrant is only exercisable if the Company defaults on the loan and fails to cure such default. Any net proceeds the City of Long Beach receives on the sale of such warrant would be used to offset the outstanding loan balance. If such net proceeds were not sufficient to repay the outstanding loan balance, the Company has agreed to continue to issue additional shares of its common stock until the outstanding loan balance is paid in full.

4.       NOTES AND EQUIPMENT LEASES PAYABLE, CONTINUED

Future minimum lease payments under capital lease obligation together with the present value of the net minimum lease payments are as follows:

         Years Ending March 31,

         1997                      $   395,662
         1998                          355,550
         1999                          202,095
         2000                          140,035
         2001                           77,947
                                    ----------
         Total minimum
          lease payments             1,171,289

         Less amounts repre-
          senting interest             227,351
                                    ----------
         Present value of net
          minimum lease pay-
          ments                     $  943,938
                                    ==========
         Current                    $  292,284
         Long-term                     651,654
                                    ----------
                                    $  943,938
                                    ==========

5.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets as of March 31, 1996 are as follows:

5.       INCOME TAXES, CONTINUED

                                                   1996
                                                   ----

Gross deferred tax liabilities                 $      --
                                               -----------
Deferred tax assets:
         Contribution carryforward                   8,000
         Net operating loss carryforward         2,202,300
         Capital loss carryforward                  31,600
                                               -----------
Gross deferred tax assets                        2,241,900
                                               -----------
Deferred tax asset                               2,241,900
Valuation allowance                             (2,241,900)
                                               -----------
Net deferred asset                             $      --
                                               ===========

No provision or benefit for income taxes was recorded in the accompanying consolidated financial statements for the years ended March 31, 1996 and 1995. As of March 31, 1996, the Company has unused operating loss carryforwards of approximately $5,850,000 for federal income tax purposes. Approximately $4,000,000 of these carryforwards are limited under Section 382 of the Internal Revenue Code to approximately $350,000 per year. These carryforwards begin to expire in the year 2006.

The Company's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes as follows:

                                       1996                           1995
                                       ----                           ----
                                      Amount           %             Amount           %
                                    ---------        -----         ---------        -----
Tax (benefit) at federal rate       $(137,800)       (35.0)        $(302,070)       (35.0)
Benefit of graduated rate               4,200          1.0             8,631          1.0
Goodwill amortization                  18,600          4.7            18,637          2.2
Change in valuation allowance          94,402         24.0           260,545         30.1
Accrued officers compensation          35,000          8.9              --           --
Other, net                            (14,402)        (3.6)           14,257          1.7
                                    ---------        -----         ---------        -----
Total                               $       0            0%        $       0            0%
                                    =========        =====         =========        =====

The valuation allowance increased by $94,402 in the year ended March 31, 1996.

6.       COMMITMENTS AND CONTINGENCIES

         Leases

On June 13, 1995, the Company entered into a lease agreement for 3,020 square feet of space for its administrative operation located at 727 Atlantic Avenue in Boston, Massachusetts. The lease commenced in July, 1995 and expires July, 1998. In addition, the lease has a two-year renewal period. Under the lease agreement, the Company will be obligated to pay the lessor minimum annual rent equal to $31,710 (payable in monthly installments of $2,642) for the first year, $34,730 (payable in monthly installments of $2,894) for the second year and $37,750 (payable in monthly installments of $3,146) for the third year.

6.       COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company also leases the premises in which its billiard clubs are operated. The future minimum lease payments under the administrative and clubs operating leases are as follows:

         Years ending               Leases as of
           March 31,               March 31, 1996
         ------------              --------------
            1997                    $ 1,607,000
            1998                      1,553,000
            1999                      1,561,000
            2000                      1,213,000
            2001                      1,011,000
         Thereafter                   2,878,000
                                    -----------
            Total                   $ 9,823,000
                                    ===========

Some of the billiard clubs lease agreements contain clauses that provide for additional rental expense based on gross sales exceeding specified dollar amounts. Such rental clauses differ by club. During the year ended March 31, 1996, none of the clubs were required to pay any material amounts of additional rent. Additionally, the Company is using the straight line method for certain lease payments under the lease agreements and, therefore, current expenses are greater than the actual cash payments.

         Litigation

On October 13, 1995, an action foreclosing a mechanics lien was filed against the Company in a California Superior Court for Los Angeles County for approximately $123,000, plus interest. The Company filed an answer and cross complaint on January 3, 1996. While the Company is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome.

         Employment Agreement

On March 14, 1991, Steven L. Foster entered into an employment agreement with the Company. The term of the employment agreement was for four years at an annual salary of $50,000 plus annual incentive compensation and was extended to September 14, 1995. There was no annual incentive compensation earned during the term of the agreement. Mr. Foster has waived his annual salary from May 1, 1992 through September 14, 1995 in order to reduce the Company's general and administrative expenses. For fiscal 1995 and 1996, the Company recognized an expense of $50,000 and $23,000, respectively for the fair value of the service rendered by Mr. Foster and a corresponding credit to paid-in capital.

7.   STOCKHOLDERS' EQUITY

During fiscal 1993, the Company offered for sale its common stock through a private placement. The Company sold 2,043,022 shares of its common stock for approximately $874,000 net of offering expenses and sales commissions. In accordance with the terms of the subscription agreement for the private placement, the Company filed with the Securities and Exchange Commission a registration statement with respect to the shares sold in the private placement. The registration statement became effective February 5, 1993 and continues to be effective.

On March 14, 1991 the Company issued 1,000,000 shares of common stock in connection with the Jillian's, Inc. acquisition. Additionally, on such date, the Company and Steven Foster, Steven Rubin, Kevin Troy and The Frank and Celia Foster Family Trust (collectively, the "Foster Group") entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Foster Group has a one time demand registration right to require the Company to register its stock for sale to the public and certain rights to participate in registrations of securities by the Company, subject to certain restrictions.

The Registration Rights Agreement also contains an anti-dilution provision providing that for a period of 18 months from March 14, 1991, the Company would not engage in any offering and sale of any of its equity securities or securities convertible into or exchangeable into equity securities without the prior written consent of Steven Rubin acting as the representative of the Foster Group. Steven Rubin was required to negotiate on behalf of the Foster Group in good faith with the Company in an effort to achieve the Company's capital requirements while minimizing the dilutive effect on the Foster Group of the sale of any securities in any such offering. On April 28, 1993, the Company and Steven Rubin negotiated a settlement with respect to the anti-dilution provision for the River Club Limited Partnership transaction (see Note 9) and the 1993 private placement of common stock discussed above. The Company issued the Foster Group an additional 650,000 shares of common stock pursuant to its anti-dilution rights. The Company also granted the Foster Group a warrant, for the purchase of 100,000 shares of the Company's common stock at an exercise price of $1.50. The warrant is exercisable for a three-year period commencing April 28, 1993.

7.   STOCKHOLDERS' EQUITY, CONTINUED

At March 31, 1996, outstanding warrants and options to purchase shares of the Company's common stock were as follows:

Warrants issued to investment banker (a)                                         125,000
Warrants issued in connection with the River Club
  Limited Partnership transaction (See Note 9)                                    75,995
Warrants issued in connection with the Seattle club lease (b)                     86,885
Warrants issued to public relations firm (c)                                      50,000
Warrants issued to former directors and officers (d)                             262,500
Warrants issued in connection with the California clubs' acquisition (e)          10,000
Warrants issued to the Foster Group in connection with the anti-dilution
  provision, discussed above                                                     100,000
Warrants issued in connection with the Miami club lease (f)                       65,000
Consolidated Stock Option Plan (g)                                               150,500
1994 Stock Option Plan (h)                                                       124,000
1995 Stock Option Plan (i)                                                     1,645,000
Warrants issued to the City of Long Beach (See Note 4)                           225,000
                                                                               ---------
Total number of common shares issuable upon exercise of warrants
  and stock options                                                            2,919,880
                                                                               =========

(a) On December 31, 1988, the Company entered into a letter agreement with an investment banking firm (the "Firm"), pursuant to which the Company retained the Firm to assist the Company in its efforts to locate suitable acquisition opportunities. The Firm failed to locate an acquisition opportunity for the Company and the Company and the Firm informally agreed on March 7, 1990 to terminate the agreement. The Company and the Firm negotiated a settlement with respect to the investment banking services rendered. Under the terms of the settlement, the Firm was granted warrants to purchase 100,000 shares and 25,000 shares of the Company's common stock exercisable for a five year period commencing May 15, 1991 at an exercise price of $1.00 and $2.00 per share, respectively.

(b) Under the terms of an amendment to the Seattle club lease, the lessor and Jillian's - Seattle have agreed that the percentage rental payments may be made one-third in cash and two-thirds by issuing the lessor warrants to purchase shares of the Company's common stock in an amount equal to one share for each dollar of percentage rent owing. The warrants will be issued on the fifteenth day following the end of each fiscal year and will be exercisable for a five-year period at an exercise price equal to the average bid and asked prices of the common stock for the ten-day period prior to issuance. The warrants issued under this amendment are as follows:

7.       STOCKHOLDERS' EQUITY, CONTINUED

         For Fiscal        Warrants                  Exercise
           Year             Issued                  Price/Share
         ----------        --------                 -----------
          1992               9,901                   $0.97
          1993              12,608                    0.745
          1994              15,637                    0.70
          1995              20,631                    0.45
          1996              28,108                    0.27
                            ------
                            86,885
                            ======

(c) On September 10, 1992, the Company issued to its public relations firm, for services rendered, a warrant to purchase 50,000 shares of the Company's common stock for a five-year period commencing at the time of issuance at an exercise price of $0.50 per share.

(d) The Board of Directors has issued former directors and a former officer of the company common stock purchase warrants exercisable for a five-year period from the date of grant. The warrants have various restrictions and registration rights. The warrants issued are as follows:

          Date             Warrants                   Exercise
         Granted            Issued                   Price/Share
         -------           --------                  -----------
         3/23/93            40,000                     $0.78
         3/31/94            40,000                      0.70
         1/23/95            40,000                      0.656
         2/17/95            67,500                      0.656
         2/17/95            75,000                      0.33
                           -------
                           262,500
                           =======

(e) On August 19, 1993, the Company issued to an unaffiliated broker, for services rendered in connection with the acquisition of the Pasadena club and negotiating the City of Long Beach loan, a warrant to purchase 10,000 shares of the Company's common stock for a three-year period, commencing on the date of issuance, at an exercise price of $1.00 per share.

(f) On March 7, 1994, under the terms of an amendment to the Miami club lease, the lessor and the Company have agreed to eliminate all basic percentage rents due from inception of the lease through the termination of the lease (including all renewal periods) and delay all CPI increases until January 1, 1995. The basic percentage rent was 3% of gross revenues up to $1,000,000 for years 1990 and 1991 of the lease and 4% thereafter. In exchange for the amendment, the Company issued the lessor

7.       STOCKHOLDERS' EQUITY, CONTINUED

         40,000 shares of its common stock and granted the lessor warrants to purchase 65,000 shares of its common stock at $0.50 per share. The warrants are exercisable for a five-year period.

(g) On June 28, 1994, the Board of Directors cancelled all options (786,000 shares of the Company's common stock in the aggregate) previously granted to directors, advisors and key employees under all stock option plans adopted prior to March 31, 1994. Such plans were replaced with the Consolidated Stock Option Plan which provided that options to purchase 786,000 shares of the Company's common stock could be awarded. On the same date, the Stock Option Committee granted options to purchase 786,000 shares of the Company's common stock. On December 20, 1994, the Company reduced the exercise price of 520,000 options held by Mr. Foster and Mr. Troy to $0.25 per share and all such options were exercised during the fourth quarter of fiscal 1995. As of March 31, 1996, 520,000 of these options were exercised, 150,500 of these options remained outstanding and 115,500 of these options were surrendered by the option holder and/or terminated by the Company. The outstanding options are exercisable at $.656 per share to the extent vested which is as follows: 1) 132,100 options were exercisable as of March 31, 1996, 2) 9,200 options vest during fiscal 1997 and 3) 9,200 options vest during fiscal 1998. The outstanding options expire as follows: 1) 5,000 options in fiscal 1998, 2) 5,000 options in fiscal 1999, 3) 5,500 options in fiscal 2000, 4) 32,000 options in fiscal 2001, 5) 30,000 options in fiscal 2002 and 6) 73,000 options in fiscal 2004.

(h) On March 31, 1994, the Board of Directors adopted, subject to shareholder approval, the 1994 Director, Adviser and Key Employee Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase 804,000 shares of the Company's common stock could be awarded. On the same date, the Stock Option Committee granted options to the Board of Directors and to key employees which, in the aggregate, allowed for the purchase of 774,000 shares of the Company's common stock. The options were exercisable to the extent vested under the vesting schedule, which is 100% vested on the date of grant for 660,000 of the options and 50% on the date of grant and 50% one year thereafter for the remaining 114,000 options. The exercise price was $0.656 per share for 114,000 options and $0.33 for the remaining 660,000 options. On December 20, 1994, the Company reduced the exercise price of 585,000 options held by Mr. Foster and Mr. Troy to $0.25 per share and all such options were exercised during the fourth quarter of fiscal 1995. On March 31, 1995, the Board of Directors granted 20,000 additional options with an exercise price of $0.45 per share to the outside directors, exclusive of Mr. Foster; these options were 50% vested upon grant and were fully vested on March 31, 1996. As of March 31, 1996, 585,000 of

7.       STOCKHOLDERS' EQUITY, CONTINUED

         these options were exercised, 124,000 options remained outstanding and 85,000 options were surrendered by the option holder and terminated by the Company. The outstanding options are currently fully vested, of which 104,000 and 20,000 options are exercisable at $.656 and $.45, respectively. The outstanding options expire as follows: 1) 104,000 options on March 31, 2004 and 2) 20,000 options on March 31, 2005.

(i) On October 2, 1995, the Board of Directors, adopted a new 1995 Director, Adviser and Key Employee Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, options to purchase 1,650,000 shares of the Company's common stock can be awarded. In October 1995, the Stock Option Committee granted options to key employees which, in the aggregate, allow for the purchase of 1,645,000 shares of the Company's stock. As of March 31, 1996, 1,645,000 options remained outstanding. The outstanding options are exercisable at $.40 per share to the extent vested, which is as follows: 1) 380,000 options were exercisable as of March 31, 1996, 2) 411,250 options will vest during fiscal 1997, 1998 and 1999 and 3) 31,250 options will vest during fiscal 2000. The outstanding options expire in October 2005.

8.       SETTLEMENT AGREEMENT

         Precious Metals Operation

On April 30, 1992, the United States Attorney executed a Settlement Agreement with the Company concerning certain litigation. The litigation related to the Company's discontinued precious metals operations that were sold in March 1989 to Advent Technology, Inc. ("Advent") prior to the Company's involvement in the Jillian's billiard club business.

Under the Settlement Agreement, the Company specifically denied any wrongdoing but agreed, because the Company may have unknowingly received property subject to forfeiture, and therefore, desired to prevent the expenditure of monies in defense of any such claim, that a newly-incorporated subsidiary would deliver to the government 100,000 shares of the common stock of the Company owned by the subsidiary and a secured promissory note in the amount of $250,000 payable over eight years commencing April 30, 1993. The promissory note is secured by the Company's obligation to issue 200,000 shares of the Company's common stock in the event of default.

On March 31, 1994, the Company amended the promissory note to provide that the Company would, starting April 30, 1994, make six monthly payments of $1,000, followed by six monthly payments of $1,500, followed by twelve monthly payments of $2,500, followed by twenty-four monthly payments of $3,000, and one final payment of $127,792 on April 30, 1998.

9.       THE RIVER CLUB LIMITED PARTNERSHIP PRIVATE PLACEMENT

On February 4, 1992 (the "closing date"), the Company entered into an agreement (the "Agreement") and two $100,000 promissory notes with the River Club Limited Partnership ("River Club"). Pursuant to the Agreement, River Club delivered to the Company $325,000 in exchange for 311,377 shares of the Company's common stock. The offering of the common stock issued to River Club was registered pursuant to a registration statement which became effective April 14, 1993. Additionally, under the Agreement the Company has granted River Club 75,995 common stock purchase warrants (which includes warrants issued pursuant to an anti-dilution provision) exercisable for five years from the closing date at $1.50 per share. The promissory notes were four-year convertible notes accruing interest at a rate of 12.5% per annum.

On January 1, 1993 and October 1, 1994 the River Club converted each of the promissory notes for a 10% interest in each of the limited partnerships which own the Cleveland Heights club and the Champaign club, respectively. After River Club holds the limited partnerships' equity for a four year period, it can exchange its equity interest in the limited partnership for the Company's common stock. The number of shares issuable by the Company in the exchange will equal River Club's percentage of the limited partnerships' cash flow times five divided by the average bid and asked prices of the Company stock for the last ten trading days before the exchange.

10.      ACQUISITION OF PASADENA CLUB

On August 19, 1993, the Company, through Jillian's Billiard Club of Pasadena, Inc., a wholly-owned California corporation ("Jillian's-Pasadena"), entered into a series of related agreements with an unrelated third-party to acquire all the assets of an existing billiard club/diner located in the downtown business district of Pasadena, California. The Pasadena club contains approximately 7,200 square feet of space on two floors. The ground floor is approximately 1,400 square feet, which is operated as a diner with additional outside seating. The downstairs space is approximately 5,800 square feet and is operated as a billiard club with 16 Brunswick billiard tables. The Pasadena club also has a bar and food service. The assets acquired were (a) all assets located at the billiard club/diner, which includes all leasehold improvements, furniture, fixtures, bar and kitchen equipment, billiard tables and related items, (b) all of the seller's rights, title and interest as lessee under the leases of the premises, and (c) all alcoholic beverage licenses and other licenses and permits necessary or useful for the operation of the billiard club/diner.

Jillian's-Pasadena paid $150,000 in cash and delivered a $275,000 note payable for the assets. The note bears interest at the rate of 8% per annum. Jillian's-Pasadena will pay interest monthly with all principal and any unpaid interest due three years from the closing date. (See Note 4). The obligations of Jillian's-Pasadena under the note are guaranteed by the Company.

11.      MINORITY INTERESTS

In order to partially finance the costs of renovating and equipping the Jillian's billiard clubs located in Cleveland Heights, Worcester, Champaign and Annapolis, the Company sold limited partnership interests in limited partnerships that own those clubs. The Company sold 13%, 75%, 57% and 21% of the partnership interests in the partnerships that own the billiard clubs in Cleveland Heights, Worcester, Champaign and Annapolis, respectively. Wholly-owned subsidiaries of the Company own the remaining interests. Each of the limited partnership agreements for the partnerships allows the limited partners, after a certain date (the "Put Date"), to require the Company to repurchase their limited partnership interests.

The purchase price is a multiple (ranging from four to five) times the limited partner's allocable share of the limited partnership's net income for the twelve month period preceding the Put Date. The limited partners will receive part of their purchase price in the form of the Company's common stock and the balance in cash. The limited partners also will have the right for a certain period of time after receipt of the common stock to require that the Company register its shares of common stock for sale to the public. The Company receives a fee from each limited partnership for managing the related club and the partnership, ranging from 5% to 6.5% of the gross revenues of the club.

JILLIAN'S BILLIARD CLUB OF CLEVELAND HEIGHTS, LTD.

The Cleveland Heights, Ohio club is owned by Jillian's Billiard Club of Cleveland Heights Limited Partnership, an Ohio limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard Club of Cleveland Heights, Inc., a Delaware corporation) is the general partner and owns an 87% interest. The remaining 13% of the limited partnership interest was sold for $122,500.

A 3% limited partner will have the option to sell its three units to the Company, the parent corporation of the general partner, during the sixty day period after the transmittal to limited partners of the financial statements for the partnership for the twelve months ending December 31, 1995. The Company has agreed to purchase such units at a price equal to the greater of (a) the price paid by a limited partner for units, ($22,500) or (b) 500% of the "Adjusted Net Income" of the partnership for the twelve months ending December 31, 1995, multiplied by a fraction representing the percentage interest in partnership profits and losses of the units to be sold by the partner to the Company. Adjusted Net Income is the net income of the Partnership determined in accordance with general accounting principles, plus any depreciation taken by the partnership in determining net income.

A 10% limited partner will have the option to sell its interest to the Company any time after January 1, 1997. The Company has agreed to purchase the 10% interest at a price equal to

11.      MINORITY INTERESTS, CONTINUED

500% of the annualized cash flow of Jillian's Billiard Club of Cleveland Heights, Ltd, times 10%. The full purchase price is to be paid in common stock of the Company and such common stock will be valued based on the average of the bid and asked prices, for the ten trading days immediately prior to the limited partner exercising its option to sell its interest.

The Company's ability to fulfill its obligations and the future value of the Company's common stock is dependent on the success of the Company's business. There is no assurance that the Company will be able to fulfill its obligations to the partnership or to the limited partners, including its obligations under its guarantee to the limited partners, and there can be no assurance that the Company's common stock will have value in the event the limited partners exercise their options to sell their units to the Company in exchange for the Company's common stock.

JILLIAN'S BILLIARD CLUB OF WORCESTER, LTD.

The Worcester, Massachusetts club is owned by Jillian's Billiard Club of Worcester Limited Partnership, a Massachusetts limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard Club of Worcester, Inc., a Massachusetts corporation) is the general partner and owns a 25% interest. The remaining 75% of the limited partnership interest was sold for $850,000.

The limited partners will have the option to sell their units to the Company during the sixty day period after the transmittal to limited partners of the financial statements of the partnership for the twelve months ending December 31, 1998. If a limited partner exercises its option, the purchase price for the units will be paid partly in cash (50% of the purchase price) and partly in common stock of the Company (50% of the purchase price), with the stock to be valued at 80% of its market price. Assuming all limited partners elect to sell their units, the purchase price is five times 75% of the net profits of the partnership for the twelve months ending December 31, 1998, determined in accordance with generally accepted accounting principles, with a maximum purchase price equal to 200% of the price paid by the limited partners for their units. The Company has agreed to provide a right to the limited partners, for a limited time, to register the Company's common stock for sale to the public. The Company has guaranteed that owners of the units will receive distributions from the partnership equal to 8% per annum of their investment in the partnership from the close of escrow in connection with the sale of units until the sooner of the opening of the partnership's club or November 30, 1993, and 15% per annum of their investment in the partnership thereafter.

11.      MINORITY INTERESTS, CONTINUED

The Company's ability to fulfill its obligations and the future value of the Company's common stock is dependent on the success of the Company's business. There is no assurance that the Company will be able to fulfill its obligations to the partnership or to the limited partners, including its obligations under its guarantee to the limited partners, and there can be no assurance that the Company's common stock will have value in the event the limited partners exercise their option to sell their units to the Company in exchange for the Company's common stock.

JILLIAN'S BILLIARD CLUB OF CHAMPAIGN-URBANA, LTD.

The Champaign-Urbana, Illinois club is owned by Jillian's Billiard Club of Champaign-Urbana Limited Partnership, an Illinois limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard Club of Champaign-Urbana, Inc., an Illinois corporation) is the general partner and owns a 43% interest. The remaining 57% of the limited partnership interest was sold for $325,000.

Limited partners, owning a 47% interest in the partnership, will have the option to sell their units to the Company, the parent corporation of the general partner, during the sixty day period after the transmittal to limited partners of the financial statements for the partnership for the twelve months ending December 31, 1996. If a limited partner exercises its option, the purchase price for the units will be partly in cash (15% of the purchase price) and partly in common stock of the Company (85% of the purchase price). Assuming all limited partners elect to sell their units, the purchase price would be five times 50% of the net income of the partnership multiplied by their respective limited partnership interest, for the twelve months ending December 31, 1996, determined in accordance with general accounting principles. The Company has agreed to provide a right to the limited partners for a limited time to register the Company's stock for sale to the public.

A 10% limited partner will have the option to sell its interest to the Company, the parent of the general partner, anytime after October 1, 1998. The Company has agreed to purchase the 10% interest at a price equal to 500% of the annualized cash flow of Jillian's Billiard Club of Champaign-Urbana, Ltd. times 10%. The full purchase price is to be paid in common stock of the Company and such common stock will be valued based on the average bid and asked prices for the ten trading days immediately prior to the limited partner exercising its option to sell its interest. The limited partner does not have a demand registration right.

If the limited partners do not exercise their right to sell, the Company has guaranteed that owners of the units will receive distributions from the partnership

11.      MINORITY INTERESTS, CONTINUED

equal to 140% of their investment over a six year period. The guarantee period will commence at the beginning of the first calendar quarter after the closing of the sale of units.

The Company's ability to fulfill its obligations and the future value of the Company's common stock is dependent on the success of the Company's business. There is no assurance that the Company will be able to fulfill its obligations to the partnership or to the limited partners, including its obligations under its guarantee to the limited partners, and there can be no assurance that the Company's common stock will have value in the event the limited partners exercise their option to sell their units to the Company in exchange for the Company's common stock.

JILLIAN'S BILLIARD CLUB OF ANNAPOLIS, LTD.

The Annapolis, Maryland club is owned by Jillian's Billiard Club of Annapolis Limited Partnership, a Maryland limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard Club of Annapolis, Inc., a Maryland corporation) is the general partner and owns a 79% interest. The remaining 21% of the limited partnership interest was sold for $133,084. The limited partners will have the option to sell their units to the Company, the parent corporation of the general partner, during the sixty day period after the transmittal to limited partners of the financial statements for the partnership for the twelve months ending December 31, 1997. If a limited partner exercises its option, the purchase price for the units will be partly in cash (15% of the purchase price) and partly in common stock of the Company (85% of the purchase price). Assuming all limited partners elect to sell their units, the purchase price would be four times 50% of the net income of the partnership multiplied by their respective limited partnership interest, for the twelve months ending December 31, 1997, determined in accordance with generally accepted accounting principles, with the maximum price being an amount equal to 100% of the investment of the limited partners in this offering. The Company has agreed to provide a right to the limited partners, for a limited time, to register the Company's common stock for sale to the public.

If the limited partners do not exercise their right to sell, the Company has guaranteed that owners of the units will receive distributions from the partnership equal to 140% of their investment over a six year period. The guarantee period will commence at the beginning of the first calendar quarter after the closing of the sale of units.

The Company's ability to fulfill its obligations and the future value of the Company's common stock is dependent on the success of the Company's business. There is no assurance that the Company will be able to fulfill its obligations to the partnership or to the

11.      MINORITY INTERESTS, CONTINUED

limited partners, including its obligations under its guarantee to the limited partners, and there can be no assurance that the Company's common stock will have value in the event the limited partners exercise their options to sell their units to the Company in exchange for the Company's common stock.

The following is a summary of the limited partnerships terms:

                                        Minimum                        Percent of
                      Original          Annual              Purchase   Purchase Price
                      Investment by     Return       Put    Price      Payable in Cash/
                      Limited Partners  Guaranteed   Date   Multiple   Common Stock
                      ----------------  ----------   ----   --------   ------------

Cleveland Heights      $ 22,500             0      12/31/95   5(a)       100%/0%
Cleveland Heights       100,000             0       1/01/97   5            0%/100%
Worcester               850,000           15%(b)   12/31/98   5           50%/50%
Champaign               325,000        23.33%(c)   12/31/96   5           15%/85%
Champaign               100,000             0      10/01/98   5            0%/100%
Annapolis               133,084        23.33%(c)   12/31/97   4           15%/85%


- ----------------
(a)      Minimum return of original investment.
(b)      Minimum annual return guaranteed until put date.
(c) Minimum annual return guaranteed over a six-year period, assuming partners do not exercise their right to sell.

The minority interest at March 31, 1996 consisted of the following:

                                                                 1996
                                                                 ----
         Cleveland Heights Limited Partnership                $  113,532
         Worcester Limited Partnership                           632,930
         Champaign Limited Partnership                           446,974
         Annapolis Limited Partnership                           202,528
                                                              ----------
                  Total                                       $1,395,964
                                                              ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 28, 1996, the Registrant filed Form 8-K to report the resignation of Deloitte & Touche LLP, the Registrant's principal accountant, effective March 21, 1996.

On June 14, 1996, the Registrant filed Form 8-K to report the engagement of BDO Seidman, LLP as the Registrant's principal accountant, effective June 11, 1996.

                                    PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

         (a)      Directors and Executive Officers

                                                                                                 Position
Name and Address                            Age            Position                             Held Since
- ----------------                            ---            --------                             ----------
Steven L. Foster                            47       Chairman of the Board,                        1991
508 North 2nd Street                                  Chief Executive Officer
Suite 200                                             and Director of the
Fairfield, IA  52556                                  Registrant

Daniel M. Smith                             34       President, Chief                              1995
727 Atlantic Avenue                                   Operating Officer
Suite 600                                             and Director of the
Boston, MA  02116                                     Registrant

Richard F. Landry                           39       Vice President of                             1995
2 Spring Street                                       Finance, Treasurer,
Duxbury, MA  02332                                    Secretary and Principal
                                                      Accounting Officer of the
                                                      Registrant

John L. Kidde                               62       Director                                      1988
209 Cooper Avenue
Suite 9B
Upper Montclair, NJ  07043

Don R. Leopold                              46       Director                                      1991
15 Fern Street
Lexington, MA  02173

         The Registrant's executive officers and directors serve for a period of one year from their date of election and until their successors are elected and qualified. Richard F. Landry, who served as Vice President of Finance and Controller of the Registrant since January 16, 1995, has resigned those positions effective close of business on July 2, 1996.

         Steven L. Foster has been President and Chief Executive Officer of the Registrant since March 14, 1991. Mr. Foster resigned from the office of President on January 23, 1995 when Mr. Daniel M. Smith was hired. Mr. Foster was elected to the Board of Directors on April 30, 1991 and became Chairman of the Board on March 31, 1994. He is the principal founder and co-creator of the Jillian's billiard club concept. Mr. Foster is a co-owner of a Jillian's billiard club in Boston, Massachusetts. The Registrant has no ownership interest

Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act, Continued

in the Boston club. Mr. Foster has been actively involved in creating and operating entertainment clubs since 1979. In addition, Mr. Foster is co-founder of United Fuels International, Inc. and its affiliates, an international energy brokerage firm. Mr. Foster is an attorney, having graduated from Boston University School of Law in 1978, magna cum laude. The Registrant has obtained a key-man term insurance policy on the life of Mr. Foster in the amount of $1,000,000.

         Daniel M. Smith has been President and Chief Operating Officer and a Director of Jillian's since January 1995. Mr. Smith was a Senior Director at K.F.C. (Kentucky Fried Chicken) from 1990-1994 and a Vice President of K.F.C. from 1994 to 1995. Prior to that, Mr. Smith held multiple positions in Domino's Pizza from 1986 to 1990 culminating in the position of Vice President-European Operations. Mr. Smith received a Masters in Business Administration from Northwestern University.

         Richard F. Landry was appointed as Controller of the Registrant, effective January 16, 1995 and subsequently promoted to Vice President of Finance. Mr. Landry was employed by Dunkin' Donuts from 1985 to 1994 and served as Controller of Development and Operations from 1990 to 1994, Regional Controller of Development and Operations from 1989 to 1990 and Corporate Accounting Manager from 1985 to 1989. Mr. Landry graduated from Bentley College with a B.S. in Accounting. Mr. Landry also is a Certified Public Accountant.

         John L. Kidde has served as a member of the Registrant's Board of Directors since 1988. Mr. Kidde is currently the President of KDM Development Corporation, an investment management firm. From June 1968 through January 1988, Mr. Kidde was Vice President and Director of International Operations of Kidde, Inc., a multi-industrial conglomerate. Mr. Kidde is a member of the boards of directors of The Futures Group of Washington, D.C.; Asset Management Advisors, Inc., Palm Beach, Florida; International Resources Group, Washington, D.C.; Australasia Inc., Cayman Islands; International Agritech Resources, New York; Juniper Partners, Inc., New York; and HFG Expansion Management Inc., Massachusetts. From 1985 to 1989, Mr. Kidde served as a member of the Registrant's Board of Advisers. He currently serves as a trustee of Stevens Institute of Technology, Hoboken, New Jersey; Open Space Institute, New York; and the Montclair Kimberly Academy, Montclair, New Jersey. He is a general partner of Claflin Capital Management I-V and The Opportunity Fund, both of Boston, Massachusetts, and North American Venture Capital II, L.P. of Madison, New Jersey.

         Don R. Leopold was elected to the Board of Directors on April 30, 1991. For the past five years Mr. Leopold has been President of Game Plan, Inc., a Boston-area based marketing and strategic planning consulting firm. Game Plan provides marketing research, marketing planning and strategic planning consulting services to clients in the sports, recreation, leisure and consumer goods industries. Mr. Leopold is also on the faculty of the Harvard University Extension School, where he teaches graduate level courses on Marketing of Services and Management of Service Operations. Mr. Leopold earned a B.A. from Harvard College, cum laude in general studies, and an M.B.A. from Harvard Business School.

Item 9. Directors and Executive Officers: Compliance with Section 16(a) of the Exchange Act, Continued

         (b)      Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Section 16(a) reports furnished to the Registrant for the fiscal year ended March 31, 1996, all Section 16(a) reporting requirements were met.

Item 10. Executive Compensation

         (a)      Summary Compensation Table

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years earned by or awarded to the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO") of the Registrant, as applicable. None of the other executive officers of the Registrant earned more than $100,000 in salary and bonus for these fiscal years.

Name and                      Annual Compensation
                              -------------------
Principal Position            Year        Salary
- ------------------            ----        ------
Steven L. Foster,             1996       $123,000
                                         ========
  Chairman of the Board       1995       $ 50,000
                                         ========
  and CEO*                    1994       $   --
                                         ========

Daniel M. Smith, COO          1996       $148,333
                                         ========

* Mr. Foster was appointed CEO of the Registrant on March 14, 1991 and Chairman of the Board on March 31, 1994. Mr. Foster was President of the Registrant from March 14, 1991 through January 21, 1995.

         (b)      Option Grants, Option Exercises and Fiscal Year-End Values

         As of March 31, 1994, Mr. Foster held two options to purchase 400,000 and 450,000 shares of the Registrant's common stock at exercise prices of $.656 and $.33 per share, respectively. On December 20, 1994, the Registrant reduced the exercise price to $.25 per share and decreased the exercise period of these options to March 31, 1995. Mr. Foster exercised all of these options during the fourth quarter of fiscal 1995. In October 1995, Mr. Foster and Mr. Smith were granted 750,000 and 460,000 options, respectively, at an exercise price of $.40. The options vest 25% each year, beginning January 1, 1996 and expire October 2005.

         (c)      Aggregate Option Exercises and Fiscal Year-End Option Values

         The following table sets forth certain information with respect to options exercised by the CEO and the COO during the fiscal year ended March 31, 1996 and unexercised warrants to purchase shares of the Registrant's common stock held by the CEO and the COO at March 31, 1996. All of such unexercised warrants are exercisable.

Item 10.          Executive Compensation, Continued

                                                                        Number of       Value of
                             Shares                                     Unexercised     Unexercised
                             Acquired        Value Realized             Warrants and    Warrants and
Name                         on Exercise          ($)                   Options         Options
- ----                         -----------     --------------             -------         -------

Steven L. Foster                -            $   -                      790,000         $  -0-
Daniel M. Smith                 -                -                      460,000            -0-

         (d)      Employment Agreements

         On March 14, 1991, Steven L. Foster entered into an employment agreement (the "Foster Employment Agreement") with the Registrant. The term of the Foster Employment Agreement is for four years at an annual salary of $50,000 plus a percentage of his annual salary equal to the increase in the CPI. On December 20, 1994, the Registrant and Mr. Foster agreed to extend the Foster Employment Agreement to September 14, 1995.

         In addition to the salary, Mr. Foster is entitled to annual incentive compensation based upon consolidated earnings before taxes of all of the clubs operated by the Registrant and its subsidiaries for each fiscal year beginning on or after April 1, 1991, and ending during the employment period.

         Under a retructuring plan, Mr. Foster waived his annual salary and annual incentive compensation from May 1, 1992 through April 30, 1993 in order to reduce the Registrant's corporate general and administrative expenses. On March 31, 1994, Mr. Foster agreed to cancel all annual salary and annual incentive compensation due under the Foster Employment Agreement.

         The Foster Employment Agreement provides that Mr. Foster shall devote such time to the Registrant as he deems is reasonably required to perform his duties in a manner consistent with his past activities on behalf of the Jillian's clubs and with his other nonJillian's business responsibilities and that he is not prohibited from engaging in business in which the Registrant is not actively involved, which is defined in the Foster Employment Agreement to include the restaurant/bar and night club businesses. Mr. Foster is co-owner of a Jillian's club in Boston, Massachusetts, in which the Registrant has no ownership interest.

         The Registrant has the right to terminate the Foster Employment Agreement for cause. In the event Mr. Foster's employment is terminated "without cause," or Mr. Foster's employment is terminated "for cause" and such termination is found by a court of competent jurisdiction to have been improper under the terms and conditions of the Foster Employment Agreement, then notwithstanding any provision therein to the contrary, (1) Mr. Foster shall receive all then unpaid compensation to which he is entitled thereunder, as and when such compensation is otherwise payable thereunder, for the full employment period (as defined in the Foster Employment Agreement) as if Mr. Foster had been employed by

Item 10.          Executive Compensation, Continued

the Registrant until such date, all of which shall be deemed to be liquidated damages, without having to fulfill his obligations or perform his duties thereunder, (2) Mr. Foster shall be released from any and all restrictive provisions contained therein or in the NonCompetition Agreement to which Mr. Foster is subject or any other non-compete or confidentiality agreements between Mr. Foster and the Registrant, during both the employment period and any periods thereafter, and (3) any options of Mr. Foster to purchase stock of the Registrant shall become immediately vested.

         In the event (i) a third party assumes control of the Registrant, (ii) such change in control has not been unanimously approved or recommended by the Registrant's Board of Directors, and (iii) Mr. Foster shall within three months from the date of such assumption, terminate his employment with the Registrant because, in his sole discretion, he believes such assumption of control to be detrimental to his ability to effectively render services to the Registrant, Mr. Foster may thereupon terminate the Foster Employment Agreement and shall immediately receive all compensation which Mr. Foster would have been paid from the effective date of such termination through the unexpired term of the Foster Employment Agreement, without Mr. Foster having to fulfill his obligations or perform his duties thereunder. The Foster Employment Agreement provides that in such event he shall be released from any and all restrictive provisions contained therein during the employment period and any periods thereafter, and all the options of Mr. Foster to purchase shares of stock of the Registrant shall become immediately vested.

         The Foster Employment Agreement shall also be deemed to be terminated on the death of Mr. Foster or upon the total or partial disability of Mr. Foster which renders him unable to perform his duties. In the event that the employment shall be terminated by reason of such death or disability, Mr. Foster (or his estate, as the case may be) shall be entitled to receive all compensation which Mr. Foster would have been paid through the end of the full employment period, as and when such compensation is otherwise payable hereunder, as if Mr. Foster had been employed by the Registrant until such date, and all the options of Mr. Foster to purchase shares of stock of the Registrant shall become immediately vested.

         (e)      Director Compensation

     Each director, adviser or member of a committee of the Registrant's Board of Directors, exclusive of officers, receives the following amounts in compensation for their respective services to the Registrant: (i) $150 per month; (ii) $500 per meeting of the Board for each meeting in which such director or adviser participated; (iii) $200 per committee meeting for each committee meeting in which such committee member participated if the committee meeting is held on the same day as a meeting of the Board, or $400 per committee meeting if such meeting is held on a date other than a date of a meeting of the Board. In addition, such persons are reimbursed for reasonable expenses incurred in attending such meetings or otherwise performing their duties. Under the Restructuring Plan, each of the members of the Board of Directors agreed to waive any directors' compensation to which he may be entitled from May 1, 1992 to date in order to reduce the Registrant's corporate general and administrative expenses.
                                      -48-

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the ownership of the Registrant's and its subsidiaries' common stock at June 18, 1996, by each person who is known to the Registrant to be the beneficial owner of more than 5% of the Registrant's common stock and the beneficial ownership by each officer and director and by all officers and directors as a group of the common stock of the Registrant:

Name, Position & Business Address                      Number of Shares                          Percent of Outstanding Shares
- ---------------------------------                      ----------------                          -----------------------------

Steven L. Foster, Chief Executive                       1,551,100 (1)                                        14.5%
 Officer, Chairman of the Board
 and a Director of the Registrant
508 North 2nd Street Suite 200
Fairfield, IA  52556

Daniel M. Smith, President, Chief                         115,000 (2)                                         1.1%
 Operating Officer and a Director
 of the Registrant
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Richard F. Landry, Vice President                          15,000 (3)                                          (7)
 of Finance, Treasurer, Secretary
 and Principal Accounting Officer
 of the Registrant
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Stephen M. Weis, Vice President of                              0 (4)                                         0.0%
 Operations of the Registrant
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Ronald Widman, Vice President of                                0 (5)                                         0.0%
 Development of the Registrant
727 Atlantic Avenue, Suite 600
Boston, MA  02111

John L. Kidde, Director of the                             67,250 (6)                                          (7)
 Registrant
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Donald R. Leopold, Director of the                         50,000 (8)                                          (7)
 Registrant
727 Atlantic Avenue, Suite 600
Boston, MA 02111

Item 11. Security Ownership of Certain Beneficial Owners and Management,
         Continued

Name, Position & Business Address                     Number of Shares               Percent of Outstanding Shares
- ---------------------------------                     ----------------               -----------------------------
Kevin Troy                                              634,167 (9)                              5.9%
145 Ipswich Street
Boston, MA  02115

Steven Rubin                                          1,280,765 (10)                            12.0%
508 North Second Street
Fairfield, IA  52556

All executive officers and                            1,798,350 (11)                            16.8%
 directors as a group (five
 persons)


(1) Consists of (i) 300,000 shares owned by a trust, (ii) 1,020,000 shares held by Mr. Foster, of which Mr. Steven Rubin, a personal friend and business associate of Mr. Foster, beneficially owns 10,000 shares, (iii) 187,500 shares issuable pursuant to options held by Mr. Foster, (iv) 40,000 shares issuable pursuant to a warrant held by Mr. Foster, (v) 5,000 shares held by Mr. Foster's spouse and (vi) 8,600 shares, of which 4,300 shares are held by each of Mr. Foster's sons. Mr. Foster disclaims any beneficial ownership of the 10,000 shares owned by Mr. Rubin, the 5,000 shares owned by his spouse and the 8,600 shares owned by his children. Excludes 562,500 shares issuable pursuant to options held by Mr. Foster.

(2) All shares issuable pursuant to options held by Mr. Smith. Excludes 345,000 shares issuable pursuant to options held by Mr. Smith.

(3) All shares issuable pursuant to options held by Mr. Landry. Excludes 45,000 shares issuable pursuant to options held by Mr. Landry.

(4) Excludes 60,000 shares issuable pursuant to options held by Mr. Weis.

(5) Excludes 60,000 shares issuable pursuant to options held by Mr. Widman.

(6) Consists of (i) 1,000 shares owned by Mr. Kidde's son, (ii) 17,250 shares held by Mr. Kidde and (iii) 50,000 shares issuable pursuant to options held by Mr. Kidde. Mr. Kidde disclaims any beneficial ownership of the 1,000 shares owned by his son.

(7) Less than one percent.

(8) All shares issuable pursuant to options held by Mr. Leopold.

(9) Consists of (i) 551,667 shares, (ii) 62,500 shares issuable pursuant to options held by Mr. Troy and 20,000 shares issuable pursuant to a warrant held by Mr. Troy. Excludes 187,500 shares issuable pursuant to options held by Mr. Troy.

Item 11. Security Ownership of Certain Beneficial Owners and Management,
Continued

(10) Consists of (i) 10,000 shares purchased by Mr. Foster in Mr. Foster's name and beneficially owned by Mr. Rubin, (ii) 1,230,765 shares held by Mr. Rubin and
(iii) 40,000 shares issuable pursuant to warrants held by Mr. Rubin.

(11) Includes 40,000, 20,000 and 40,000 shares issuable pursuant to warrants held by Mr. Foster, Mr. Troy and Mr. Rubin, respectively, but excludes 562,000, 345,000, 45,000, 60,000, 60,000 and 187,500 shares issuable pursuant to options held by Mr. Foster, Mr. Smith, Mr. Landry, Mr. Weis, Mr. Widman and Mr. Troy, respectively.

(12) Calculated based on 10,717,070 shares, which reflects shares issued and outstanding at June 18, 1996 of 9,137,798 and 1,579,272 shares issuable pursuant to warrants and options as described in Note 7 in the consolidated financial statements and Item 7, herein.

Item 12.   Certain Relationships and Related Transactions

         See Notes 6 and 7 to the Consolidated Financial Statements in Item 7, herein, with respect to certain relationships and transactions between management and others and the Registrant.

Item 13.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

         3(a) Articles of Incorporation, as amended. Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 ("1990 Form 10-K") is hereby incorporated by reference.

         3(b) By-Laws, Exhibit 3(b) to the Registrant's Registration Statement on Form S-18, File No. 2-93949-A (the "1985 Registration Statement") is hereby incorporated by reference.

         4(a) Stock Option Agreement, dated March 1, 1992, issued to Steven Foster. Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 ("1991 Form 10-K") is hereby incorporated by reference.

         4(b) Warrant Agreements dated April 28, 1993, by and between the Registrant and the Foster Group. Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995 ("1994 Form 10-K) is hereby incorporated by reference.

         10(a) Employment Agreement, dated March 14, 1991 by and between the Registrant and Steven Foster. Exhibit 1 to the Form 8-K dated March 14, 1991, is hereby incorporated by reference.

         10(b) Amendment No. 1 to Employment Agreement dated April 1, 1994 by and between the Registrant and Mr. Foster. Exhibit 10(b) to the 1994 Form 10-K is hereby incorporated by reference.

         10(c) Stock Exchange Agreement, dated April 11, 1990, among the Registrant, Jillian's, Inc., Steven L. Foster, Steven Rubin, and Kevin Troy. Exhibit 10(a) to the Form 8-K dated June 29, 1990, is hereby incorporated by reference.

         10(d) Agreement and Plan of Merger, dated March 14, 1991, including Exhibits thereto by and between the Registrant and Jillian's Entertainment Corporation. Exhibit 1 to the Form 8-K dated March 14, 1991, is hereby incorporated by reference.

         10(e) Agreement, dated February 4, 1992, by and between the Registrant and The River Club Limited Partnership. Exhibit (a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991 is hereby incorporated by reference.

         10(f) Asset Purchase Agreement, dated August 18, 1993, among Jillian's Billiard Club of Pasadena, Inc., Jake's Corporation, Jake's Billiards, Inc. and Salvatore and Joan Cosola. Exhibit 10(a) to the Form 8-K dated August 18, 1993, is hereby incorporated by reference.

         10(g) Director, Adviser and Key Employee Stock Option Plan dated March 31, 1994 (the "1994 Plan"). Exhibit 10(l) to the 1994 Form 10-K is hereby incorporated by reference.

         10(h) Separation Agreement, dated March 31, 1994, by and between the Registrant and Howard M. Glicken. Exhibit 1 to the Form 8-K dated March 31, 1994, is hereby incorporated by reference.

         10(i) Consolidated Stock Option Plan, dated June 28, 1994. Exhibit 10(j) to the 1994 Form 10-K is hereby incorporated by reference.

         11 Statement of computation of earnings per share. Filed herewith.

         21       Subsidiaries of the Registrant. Filed herewith.

           (b)    Reports on Form 8-K

                  On March 28, 1996, the Registrant filed a Form 8-K dated March 21, 1996, reporting under Item 4, Changes in Registrant's Certifying Accountant that Deloitte and Touche resigned as the Registrant's principal accountant.

                  On June 11, 1996, the Registrant filed a Form 8-K dated June 11, 1996, reporting under Item 4, Changes in Registrant's Certifying Accountant, that the Registrant has engaged BDO Seidman LLP as the Registrant's principal accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JILLIAN'S ENTERTAINMENT CORPORATION
  (Registrant)

By:   /S/  Steven Foster            By:     /S/  Richard F. Landry
      ----------------------------          ------------------------------------
      Steven Foster,                                          Richard F. Landry,
      Chairman of the Board and            Vice President, Treasurer, Secretary
         Chief Executive Officer                and Principal Accounting Officer

Date: July  2, 1996                                         Date:  July  2, 1996

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:   /S/  Steven Foster            By:     /S/  John Kidde
      ----------------------------          ------------------------------------
      Steven Foster, Director                               John Kidde, Director

Date: July  2, 1996                                         Date:  July  2, 1996


By:   /S/  Don Leopold              By:     /S/  Daniel M. Smith
      ----------------------------          ------------------------------------
      Don Leopold, Director                    Daniel M. Smith, President, Chief
                                                  Operating Officer and Director

Date: July  2, 1996
                                                   Date:  July  2, 1996

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11

                                            Year ended             Year ended
                                          March 31, 1996          March 31, 1995
                                          --------------          --------------
                                                     Fully                    Fully
                                      Primary       Diluted     Primary     Diluted
                                      -------       -------     -------     -------
Weighted average number of
 common shares outstanding            9,137,798   9,137,798    8,116,291   8,116,291
                                      =========   =========    =========   =========

Net loss per share                       $(0.04)     $(0.04)      $(0.11)     $(0.11)
                                      =========   =========    =========   =========

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                              LIST OF SUBSIDIARIES
                                   EXHIBIT 21

                                                              Percentage                Percentage
                                                              of Ownership              of Ownership
                                                              as of                     as of
                                                              March 31, 1996            June 18, 1996
                                                              --------------            -------------

Jillian's, Inc. (a Delaware corporation)                           100%                      100%

Jillian's Billiard Club of Kendall, Inc. (a Delaware
 corporation)                                                      100%                      100%

Jillian's Billiard Club of Seattle, Inc. (a Delaware
 corporation)                                                      100%                      100%

Jillian's Billiard Club of Cleveland, Inc. (a Delaware
 corporation)                                                      100%                      100%

Jillian's Billiard Club of Coconut Grove, Inc.
 (an inactive Delaware corporation)                                100%                      100%

Jillian's Billiard Club of Cleveland Heights, Inc. (a
 Delaware corporation)                                             100%                      100%

Carom Financial Corporation (an inactive Florida
 corporation)                                                      100%                      100%

Jillian's Billiard Club of Champaign-Urbana, Inc.
 (an Illinois corporation)                                         100%                      100%

Jillian's Billiard Club of Worcester, Inc. (a
 Massachusetts corporation)                                        100%                      100%

Jillian's Billiard Club of Annapolis, Inc. (a
 Maryland corporation)                                             100%                      100%

Jillian's Billiard Cafe, Inc. (a Washington
 corporation)                                                      100%                      100%

Jillian's Billiard Club of Long Beach, Inc.
 (a California corporation)                                        100%                      100%

Jillian's Billiard Club of Tacoma, Inc.
 (a Delaware corporation)                                          100%                      100%