Form 10QSB
period 1996-06-30
JILLIANS ENTERTAINMENT CORP
filed 1996-08-19
CIK 759855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
- - ------ SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               ----------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ------ SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                           ---------------  -------------

                         Commission file number:   0-13740
                                                -----------------

                       Jillian's Entertainment Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                             59-2334472
        -------                                             ----------
(State or other Jurisdic-                             (I.R.S. Employer Identif-
tion of Incorporation)                                ication Number)


            727 Atlantic Avenue, Suite 600, Boston, MA        02111
            ---------------------------------------------------------
            (Address of Principal Executive Offices)       (Zip Code)


                                 (617) 350-3111
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X          NO
            ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        9,137,798 shares of common stock, $.001 par value as of August 16, 1996
Total number of pages contained in this document:    10
                                                 ----------

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                      Index

Part I.     Financial Information                                     Page No.
- - ---------------------------------                                     --------

  Item 1.      Consolidated Condensed Balance Sheets as of
               June 30, 1996 and March 31, 1996                          3

               Consolidated Condensed Statements of Operations
               for the Three Month Periods ended June 30,
               1996 and 1995                                             4

               Consolidated Condensed Statements of Cash Flows
               for the Three Month Periods ended June 30,
               1996 and 1995                                             5

               Notes to Consolidated Condensed Financial Statements
               for the Three Month Period ended June 30, 1996            6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

Part II     Other Information
- - -----------------------------

  Item 6.      Exhibits and Reports on Form 8-K                          9

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                      June 30,      March 31,
                                                        1996          1996
                                                    -----------    -----------
                                                     (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                         $   453,520    $   646,306
  Inventory                                             201,410        204,581
  Accounts receivable                                    47,687         63,386
  Other current assets                                  179,064        166,035
                                                    -----------    -----------
       Total current assets                             881,681      1,080,308

Investments                                              39,725         39,725
Property, leasehold improvements and
 equipment, net                                       7,512,636      7,687,606
Goodwill, net                                           792,071        805,384
Other assets                                            290,833        291,248
                                                    -----------    -----------
       Total assets                                 $ 9,516,946    $ 9,904,271
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   950,207    $   941,707
  Accrued expenses and other liabilities                529,683        635,167
  Current portion of notes and equipment
   leases payable                                       666,411        712,910
  Notes payable to related parties                      280,000              -
                                                    -----------    -----------
       Total current liabilities                      2,426,301      2,289,784

Deferred rent                                         1,140,697      1,187,860
Notes payable and equipment
 leases payable                                       1,852,664      1,906,235
Notes payable to related parties                              -        280,000
                                                    -----------    -----------
       Total liabilities                              5,419,662      5,663,879
                                                    -----------    -----------

Minority interests                                    1,323,534      1,395,964
                                                    -----------    -----------
Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock, $.001 par
   value, 1,000,000 shares authorized, none
   issued or outstanding                                      -              -
  Common stock, $.001 par value, 25,000,000
   shares authorized, 9,137,798 shares issued
   and outstanding                                        9,138          9,138
  Paid-in capital                                     9,536,277      9,536,277
  Accumulated deficit                                (6,771,665)    (6,700,987)
                                                    -----------    -----------
       Total stockholders' equity                     2,773,750      2,844,428
                                                    -----------    -----------
       Total liabilities and stockholders' equity   $ 9,516,946    $ 9,904,271
                                                    ===========    ===========


      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Month Period
                                                            Ended June 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

Revenues from clubs                                   $3,263,387    $2,461,662
                                                      ----------    ----------
Cost and expenses:
  Cost of club operations:
    Cost of food and beverage                            739,569       599,743
    Wages                                                785,903       577,730
    Rent                                                 432,681       387,540
    Direct operating expenses                            643,542       539,418
  Start-up costs related to development stage clubs            -        57,976
  General and administrative expenses                    420,357       294,970
  Depreciation and amortization                          209,220       143,548
  Minority interest                                       38,266        19,384
                                                      ----------    ----------
       Total cost and expenses                         3,269,538     2,620,309
                                                      ----------    ----------

Other income/(expenses):
Other income, including interest                          19,541        12,701
Interest expense                                         (84,068)      (45,218)
                                                      ----------    ----------
       Total other income/(expenses)                     (64,527)      (32,517)
                                                      ----------    ----------

Net loss                                              $  (70,678)   $ (191,164)
                                                      ==========    ==========

Net loss per share of common and common equivalents   $     (.01)   $     (.02)
                                                      ==========    ==========

Weighted average common and common equivalent
 shares outstanding                                   $9,137,798    $9,137,798
                                                      ==========    ==========


      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Month Period
                                                                      Ended June 30,
                                                                  -----------------------
                                                                    1996          1995
                                                                  ---------    ----------

Cash flows from operating activities:
  Net loss                                                        $ (70,678)   $ (191,164)
                                                                  ---------    ----------
  Adjustments to reconcile loss to net cash used by operations:
    Depreciation and amortization                                   209,220       143,548
    Decrease in accounts receivables                                 15,699         2,259
    Decrease/(increase) in inventory                                  3,171       (19,942)
    (Increase)/decrease in other assets                             (19,897)       44,707
    Increase/(decrease) in accounts payable                           8,500       (37,244)
    Decrease in other liabilities                                  (152,647)       (4,846)
    Decrease in minority interest                                    38,266        19,384
                                                                  ---------    ----------
       Total adjustments                                            102,312       147,866
                                                                  ---------    ----------
       Cash provided by/(used) by operating activities               31,634       (43,298)
                                                                  ---------    ----------


Cash flows from investing activities:
  Purchases of property and equipment                               (13,654)     (584,173)
  Collections of notes receivable                                         -       103,413
                                                                  ---------    ----------
       Cash used in investing activities                            (13,654)     (480,760)
                                                                  ---------    ----------

Cash flows from financing activities:
  Repayment of notes and leases payables                           (100,070)     (190,425)
  Distributions to minority interest shareholders                  (110,696)      (32,136)
                                                                  ---------    ----------
       Cash used by financing activities                           (210,766)     (222,561)
                                                                  ---------    ----------

Net decrease in cash and cash equivalents                          (192,786)     (746,619)

Cash and cash equivalents at beginning of year                      646,306     1,254,120
                                                                  ---------    ----------
Cash and cash equivalents at end of period                        $ 453,520    $  507,501
                                                                  =========    ==========


      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 1996
                               -------------------

Note A  -  General
- - ------------------

     The unaudited consolidated condensed financial statements include the accounts of Jillian's Entertainment Corporation (the "Registrant"), Jillian's, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Net loss per share amounts are computed based upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options and warrants were used to purchase common shares outstanding at the average fair market value during each period, unless such exercise is anti-dilutive.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain amounts in the accompanying condensed consolidated financial statements for the three months ended June 30, 1995 have been reclassified to conform to the presentation in the three months ended June 30, 1996.

Item 2.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 1996
                         -------------------------------


Results of Operations
- - ---------------------

     The Registrant had net losses of $70,678 and $191,164 for the quarters ended June 30, 1996 and 1995, respectively. The decrease in net losses from 1995 to 1996 was primarily due to higher net club operating income of $304,461 and a reduction in start-up costs related to development stage clubs of $57,976, offset in part by increased general and administrative expenses of $125,387, depreciation and amortization of $65,672 and interest expense of $38,850.

     Total revenues were $3,263,387 and $2,461,662 for the quarters ended June 30, 1996 and 1995, respectively. The increase of $801,725 was primarily due to increased revenues of $728,401 from the Long Beach and Tacoma clubs, which opened in May and December of 1995, respectively.

     Total costs and expenses were $3,269,538 and $2,620,309 for the quarters ended June 30, 1996 and 1995, respectively. The increase in total expenses of $649,229 was primarily due to increased costs of $483,781 associated with Long Beach and Tacoma clubs and increased general and administrative expenses of $125,387. The Registrant had general and administrative expenses of $420,357 and $294,970 for the three month period ended June 30, 1996 and 1995, respectively. The increase in general and administrative expenses was primarily due to increased wages of approximately $124,000. The increase in wages from 1995 to 1996 was primarily attributed to the hiring of a new Vice President of Operations, Vice President of Development and support personnel.

     Interest expense was $84,068 and $45,218 for the quarter ended June 30, 1996 and 1995, respectively. The increase was primarily due to debt associated with the Long Beach and Tacoma clubs.

Liquidity and Capital Resources
- - -------------------------------

     The Registrant's cash and cash equivalents and restricted cash decreased $192,786 during the three month period ended June 30, 1996. The primary reason for the decrease was the repayment of certain indebtedness and distributions to minority interest shareholders, of approximately $100,000 and $111,000, respectively.

Item 2.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                            June 30, 1996, Continued
                         -------------------------------


Liquidity and Capital Resources, Continued
- - ------------------------------------------

     In December of 1995, the Registrant, through a wholly owned Delaware corporation, opened a new Jillian's billiard club in Tacoma, Washington. The property is located near the University of Puget Sound. The club occupies approximately 25,000 square feet of space on two floors and contains 25 Brunswick billiard tables, along with other table top games, dart boards and a high-tech electronic game room. The cost of building out and equipping the club was approximately $2,100,000. The Tacoma club was financed primarily by a $638,000 landlord contribution, $300,000 in equipment financing, $245,000 in vendor financing, $300,000 in bank financing, $280,000 in bridge financing and cash generated from the Registrant's club operations.

     The Registrant had ten clubs fully operational as of June 30, 1996 as compared to nine as of June 30, 1995. Net club operating income was $661,692 and $357,231 for the three month period ended June 30, 1996 and 1995, respectively. The Registrant continues to experience a cash shortage. The Registrant is currently pursuing various alternatives, including bank financing and issuing additional equity or debt securities, to raise funds to meet its working capital needs. The Registrant believes that the cash provided from these ten clubs, other bank financing and the issuance of additional equity or debt securities should be sufficient to fund current corporate general and administrative expenses.

     The Registrant, as of June 30, 1996, had goodwill of $792,071, net of amortization. The Registrant evaluates the potential impairment of its long-lived assets, including goodwill related thereto, in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and evaluates other goodwill in accordance with Accounting Principle Board Opinion No. 17 "Intangible Assets". The Registrant does not believe that its long-lived assets or goodwill has been impaired.

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

                                     Part II
                                Other Information
                                -----------------

Item 1. Legal Proceedings

     On October 13, 1995, an action foreclosing a mechanics lien was filed against the Registrant in a California Superior Court for Los Angeles County for approximately $123,000, plus interest. The Registrant filed an answer and cross compliant on January 3, 1996. While the Registrant is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome.

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


                                  JILLIAN'S ENTERTAINMENT CORPORATION
                                                         (Registrant)

                                     By:     /s/ Daniel M. Smith
                                        ---------------------------
                                                 Daniel M. Smith
                                          President and Chief Operating Officer


Dated:   August 19, 1996