Form 10QSB
period 1996-09-30
JILLIANS ENTERTAINMENT CORP
filed 1996-11-14
CIK 759855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended          September 30, 1996
                               ---------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             -------------    -------------

                Commission file number:          0-13740
                                       --------------------

                       Jillian's Entertainment Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                          59-2334472
        -------                                          ----------
(State or other Jurisdic-                          (I.R.S. Employer Identif-
tion of Incorporation)                                ication Number)

            727 Atlantic Avenue, Suite 600, Boston, MA      02111
            -----------------------------------------------------
            (Address of Principal Executive Offices)     (Zip Code)

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

         YES  X        NO
             ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      9,137,798 shares of common stock, $.001 par value as of November 13, 1996
Total number of pages contained in this document:    11
                                                    ----

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                      Index

Part I.    Financial Information                                       Page No.
--------------------------------                                       --------

  Item 1.       Consolidated Condensed Balance Sheets as of
                September 30, 1996 and March 31, 1996                     3

                Consolidated Condensed Statements of Operations
                for the Three Month Periods and Six Month Periods
                ended September 30, 1996 and 1995                         4

                Consolidated Condensed Statements of Cash Flows
                for the Six Month Periods ended September 30,
                1996 and 1995                                             5

                Notes to Consolidated Condensed Financial Statements      6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7-9

Part II    Other Information
----------------------------

  Item 1.       Legal Proceedings                                        11

  Item 6.       Exhibits and Reports on Form 8-K                         11

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30,     March 31,
                                                                   1996             1996
                                                               -----------      -----------
                                                                (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                    $   469,745      $   646,306
  Inventory                                                        192,307          204,581
  Accounts receivable                                               26,416           63,386
  Other current assets                                             208 187          166,035
                                                               -----------      -----------
       Total current assets                                        896,655        1,080,308

Investments                                                         39,725           39,725
Property, leasehold improvements and
 equipment, net                                                  7,338,391        7,687,606
Goodwill, net                                                      778,758          805,384
Other assets                                                       285,543          291,248
                                                               -----------      -----------
       Total assets                                            $ 9,339,072      $ 9,904,271
                                                               ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   918,397      $   941,707
  Accrued expenses and other liabilities                           556,725          635,167
  Current portion of notes and equipment
   leases payable                                                  841,901          712,910
  Notes payable to related parties                                 280,000               --
                                                               -----------      -----------
       Total current liabilities                                 2,597,023        2,289,784

Deferred rent                                                    1,078,345        1,187,860
Notes payable and equipment
 leases payable                                                  1,881,514        1,906,235
Notes payable to related parties                                        --          280,000
                                                               -----------      -----------
       Total liabilities                                         5,556,882        5,663,879
                                                               -----------      -----------

Minority interests                                               1,224,532        1,395,964
                                                               -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock, $.001 par
   value, 1,000,000 shares authorized, none
   issued or outstanding                                                --               --
  Common stock, $.001 par value, 25,000,000
   shares authorized, 9,137,798 shares issued
   and outstanding                                                   9,138            9,138
  Paid-in capital                                                9,536,277        9,536,277
  Accumulated deficit                                           (6,987,757)      (6,700,987)
                                                               -----------      -----------
       Total stockholders' equity                                2,557,658        2,844,428
                                                               -----------      -----------
       Total liabilities and stockholders' equity              $ 9,339,072      $ 9,904,271
                                                               ===========      ===========


      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Month Period               Six Month Period
                                               Ended September 30,             Ended September 30,
                                            --------------------------      --------------------------
                                               1996            1995            1996            1995
                                            ----------      ----------      ----------      ----------

Revenues from clubs                         $3,020,520      $2,702,302      $6,302,257      $5,170,627
                                            ----------      ----------      ----------      ----------
Cost and expenses:
  Cost of club operations:
    Cost of food and beverage                  707,839         622,024       1,447,408       1,221,767
    Wages                                      730,653         664,203       1,516,556       1,241,933
    Rent                                       424,552         421,863         857,233         809,403
    Direct operating expenses                  677,866         600,814       1,321,408       1,140,232
  Start-up costs related to development
   stage clubs                                       -           4,383               -          62,359
  General and administrative expenses          379,206         385,314         799,563         680,284
  Depreciation and amortization                230,689         152,052         439,909         295,600
  Minority interest                              3,902          (3,986)         42,168          15,398
                                            ----------      ----------      ----------      ----------
       Total cost and expenses               3,154,707       2,846,667       6,424,245       5,466,976
                                            ----------      ----------      ----------      ----------
Other income/(expenses):
  Interest income                                1,088           6,040           2,279          12,078
  Interest expense                             (82,993)        (29,887)       (167,061)        (75,105)
                                            ----------      ----------      ----------      ----------
       Total other income/(expenses)           (81,905)        (23,847)       (164,782)        (63,027)
                                            ----------      ----------      ----------      ----------

Net loss                                    $ (216,092)     $ (168,212)     $ (286,770)     $ (359,376)
                                            ==========      ==========      ==========      ==========
Net loss per share of common and
 common equivalents                         $    (0.02)     $    (0.02)     $    (0.03)     $    (0.04)
                                            ==========      ==========      ==========      ==========
Weighted average common and
 common equivalent shares outstanding        9,137,798       9,137,798       9,137,798       9,137,798
                                            ==========      ==========      ==========      ==========

      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Month Period
                                                              Ended September 30,
                                                           -------------------------
                                                              1996            1995
                                                           ---------      ----------
Cash flows from operating activities:
  Net loss                                                 $(286,770)     $ (359,376)
                                                           ---------      ----------
  Adjustments to reconcile loss to net
   cash used by operations:
    Depreciation and amortization                            439,909         295,600
    Changes in operating assets in liabilities:
       Accounts receivables                                   36,970          28,000
       Inventory                                              12,274         (23,527)
       Other assets                                          (50,932)         17,358
       Accounts payable                                      (23,310)          9,485
       Other liabilities                                    (187,957)         50,507
       Minority interest                                      42,168          15,398
                                                           ---------      ----------
       Total adjustments                                     269,122         392,821
                                                           ---------      ----------
       Cash provided by/(used) by operating activities       (17,648)         33,445
                                                           ---------      ----------

Cash flows from investing activities:
  Purchases of property and equipment                        (49,583)       (652,217)
  Collections of notes receivable                                  -         103,413
                                                           ---------      ----------
       Cash used in investing activities                     (49 583        (548,804)
                                                           ---------      ----------

Cash flows from financing activities:
  Repayment of notes and leases payables                    (395,730)       (375,540)
  Proceeds from borrowings                                   500,000          50,000
  Distributions to minority interest shareholders           (213,600)        (72,411)
                                                           ---------      ----------
       Cash used by financing activities                    (109,330)       (397,951)
                                                           ---------      ----------

Net decrease in cash and cash equivalents                   (176,561)       (913,310)

Cash and cash equivalents at beginning of year               646,306       1,254,120
                                                           ---------      ----------
Cash and cash equivalents at end of period                 $ 469,745      $  340,810
                                                           =========      ==========


Supplemental cash flow information:
  During the six months ended September 30, 1995, the Registrant acquired equipment by entering into capital leases in the amount of $167,566.

      See accompanying notes to consolidated condensed financial statements

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

Note A  -  General
------------------

The unaudited consolidated condensed financial statements include the accounts of Jillian's Entertainment Corporation (the "Registrant"), Jillian's, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Net loss per share amounts are computed based upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options and warrants were used to purchase common shares outstanding at the average complete market value during each period, unless such exercise is anti-dilutive.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the unaudited accompanying condensed consolidated financial statements for the three and six months ended September 30, 1995 have been reclassified to conform to the September 30, 1996 presentation.

Item 2.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations

Results of Operations
---------------------

The Registrant had net losses of $216,092 and $286,770, respectively, for the three and six month periods ended September 30, 1996 as compared to net losses of $168,212 and $359,376, respectively, during the three and six month periods ended September 30, 1995. The increase in the net loss of $47,880 for the three months ended September 30, 1996 compared to the same period of 1995 was primarily due to increased depreciation and amortization and interest expense of $78,637 and $53,106, respectively, primarily attributed to new club development and related borrowings. Such increases were offset in part by an increase in net club operating income of $86,212. The decrease in the net loss of $72,606 for the six months ended September 30, 1996 compared to the same period of 1995 was primarily attributed to higher net club operating income of $402,360 and a reduction in start-up costs related to development stage clubs of $62,359, offset in part by increased general and administrative expenses of $119,279 and depreciation and amortization of $144,309. During the six months ended September 30, 1996 compared to the same period of 1995, interest expense also increased by $91,956, as a result of additional borrowings due to new club development, and minority interest expenses increased by $26,770 primarily due to improved operating income at the Worcester and Champaign clubs.

The Registrant had revenues from the clubs of $3,020,520 and $6,302,257, respectively, for the three and six month periods ended September 30, 1996 as compared to $2,702,302 and $5,170,627, respectively, for the three and six months periods ended September 30, 1995. The increase of $1,131,630 for the six month period ended September 30, 1996 as compared to the same period in 1995 was due to increases in comparable club sales of $67,191 and increased combined revenues of $1,064,439 from the Tacoma club which opened in December 1995 and from the Long Beach club which opened in May 1995. The Long Beach club incurred an operating loss of approximately $14,000 for the six month period ended September 30, 1996. The Registrant has increased promotional activities and has implemented cost cutting strategies at Long Beach. However, if the trend at Long Beach continues it could have a materially adverse effect on the Registrant's operations. The Registrant is reviewing all options regarding the Long Beach location, including selling the club.

The increase in comparable club revenues of $67,191 or approximately 2% was primarily attributed to an increase in the majority of such clubs with Seattle being the most noteworthy at 16%. These increases were partially offset by a combined decrease in club revenues at Miami and Annapolis of approximately 12%.

Total costs and expenses increased $308,040 and $957,269, respectively, for the three and six month periods ended September 30, 1996 as compared to the same periods ended September 30, 1995. The increase in total expenses was due primarily to increased cost of club operations of $232,006 and $729,270, respectively, for the three and six month periods ended September 30, 1996 as compared to the same periods ended September 30, 1995. Such increase is primarily attributed to the Tacoma club with cost of operations of approximately $757,000 for the six months ended September 30, 1996 compared to no operations during the same period of 1995, partially

Item 2.                   Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                        Results of Operations (Continued)

offset by a reduction in club rent expense of approximately $100,000 during the six months ended September 30, 1996 related to changes in the Registrant's estimated straight line rent expense. The increase in general and administrative expenses of $119,279 for the six months ended September 30, 1996 compared to the same period in 1995 is primarily attributed to increased wages of approximately $169,000 for the six months ended September 30, 1996, offset in part primarily by a decrease in travel expenses of approximately $41,000, for the six months ended September 30, 1996. The increase in wages was primarily attributed to the hiring of a vice president of operations, vice president of development and other support personnel, as well as a first time salary for the CEO which were not in place during the entire six months ended September 30, 1995. During the six months ended September 30, 1996 and 1995, the Registrant pursued various financing alternatives to meet working capital and club development cash needs, including investigating the issuance of additional equity or debt securities. In connection with such activities, the Registrant has incurred professional fees of approximately $96,000 and $89,000 , respectively, for the six months ended September 30, 1996 and 1995 which is included in general and administration expenses.

Interest expense was $82,993 and $167,061, respectively, for the three and six month periods ended September 30, 1996 as compared to $29,887 and $75,105, respectively, during the three and six month periods ended September 30, 1995. The increase was primarily due to additional borrowings associated with the development and openings of the Long Beach and Tacoma clubs in 1995.

Liquidity and Capital Resources
-------------------------------

The Registrant's cash and cash equivalents decreased by $176,561 during the six month period ended September 30, 1996. Cash used by operating activities was $17,648 for the six months ended September 30, 1996 as a result of the net loss incurred of $286,770 offset by depreciation and amortization and changes in operating assets and liabilities of $269,122. The Registrant also purchased $49,583 in property and equipment primarily related to club leasehold improvements and made distributions of $213,600 to minority interest limited partners during the six months ended September 30, 1996. The Company obtained bank and investor financing totalling $500,000 during the six months ended September 30, 1996. The proceeds from such loans were primarily used to fund required debt maturities of $395,730 and for general working capital purposes.

The Registrant had ten clubs fully operational as of September 30, 1996 as compared to nine as of September 30, 1995. The Registrant continues to experience a cash shortage. The Registrant has a working capital deficit of $1,700,368 as of September 30, 1996, and current maturities of notes and equipment leases payable totalling $1,121,901 as of September 30, 1996. The Registrant plans to retire certain debt through its proposed issuance of additional equity or debt securities if such offerings are successful. The Registrant believes that the cash provided from its club operations, and the issuance of additional equity or debt securities should be sufficient to fund its working capital needs, debt maturity requirements and its new club development plans.

Item 2.                   Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                   Liquidity and Capital resources (Continued)

However, there can be no assurance that the Registrant will be successful with its proposed equity or debt security offering.

The Registrant intends to develop, through wholly owned subsidiaries of Jillian's, Inc., additional Jillian's clubs. These clubs may be owned by Jillian's, Inc. subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures. In the case of clubs owned by limited partnerships, the Registrant expects that in each case a wholly owned subsidiary would be the general partner, own a substantial interest in the limited partnership and receive a management fee. The Registrant currently is investigating potential sites for clubs in Massachusetts and certain other areas in the Midwest and Mid-Atlantic states. In October, 1996, the Registrant executed a new lease for a club to be developed in Raleigh, North Carolina. The new lease provides for minimum monthly lease payments of approximately $4,400 from April, 1997 through April, 2007. There can be no assurance that the Registrant will be successful in developing additional billiard clubs or that it can meet its new lease obligation without a successful equity or debt security offering.

In order to partially finance the costs of renovating and equipping the Jillian's billiard clubs located in Cleveland Heights, Worcester, Champaign and Annapolis, the Company sold limited partnership interests in limited partnerships that own those clubs. The Company sold 13%, 75%, 57% and 21% of the partnership interests in the partnerships that own the billiard clubs in Cleveland Heights, Worcester, Champaign and Annapolis, respectively. Wholly-owned subsidiaries of the Company own the remaining interests. Each of the limited partnership agreements for the partnerships allows the limited partners, beginning at various dates between January 1997 through October 1998, (the "Put Date"), to require the Company to repurchase their limited partnership interests at a price calculated as described in the following paragraph.. The Put Date for a 3% limited partner investor in the Cleveland Heights club was December 31, 1995. The Registrant has offered to purchase the 3% interest for $22,500 in cash payments. To date, the Registrant and the 3% investor have not agreed upon the terms or payment of purchase price.

The purchase price for the interest of a limited partner in any of the clubs located in Cleveland Heights, Worcester, Champaign or Annapolis is a multiple (ranging from four to five) times the limited partner's allocable share of the limited partnership's net income for the twelve month period preceding the Put Date. The limited partners are entitled to receive part of their purchase price in the form of the Company's common stock and the balance in cash. The limited partners also will have the right for a certain period of time after receipt of the common stock to require that the Company register its shares of common stock for sale to the public. The Company's ability to fulfill its obligations and the future value of the Company's common stock is dependent on the success of the Company's business. In addition, the Registrant is required to make cash distributions to the limited partners based on club operating income before depreciation and amortization with certain minimum annual return on investment guarantees. Since the inception of the limited partnerships, the Registrant has paid all required cash distributions, through June 30, 1996. Distributions for the quarter ended September 30, 1996 of approximately $32,000 will be paid in November 1996. There can be no assurance that the Registrant can meet its future cash distribution and other obligations to the partnership or to the limited partners, including its obligations under its guarantee to the limited

Item 2.                   Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                   Liquidity and Capital resources (Continued)

partners. There is also no assurance that the Company's common stock will have value in the event the limited partners exercise their option to sell their units to the Company in exchange for the Company's common stock.

The Registrant, as of September 30, 1996, had goodwill of $778,758, net of amortization. The Registrant evaluates the potential impairment of its long-lived assets, including goodwill related thereto, in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Registrant does not believe that its long-lived assets or goodwill has been impaired.

                                     Part II
                                Other Information
                                -----------------

Item 1. Legal Proceedings

     On October 13, 1995, an action foreclosing a mechanics lien was filed against the Registrant in a California Superior Court for Los Angeles County for approximately $123,000, plus interest. The Registrant filed an answer and cross complaint on January 3, 1996. On August 27, 1996 a trial date was established for April 18, 1997. While the Registrant is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome.

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

                                    JILLIAN'S ENTERTAINMENT CORPORATION
                                                           (Registrant)


                                        By:    /s/ Daniel M. Smith
                                           ------------------------------
                                                   Daniel M. Smith
                                           President and Chief Operating Officer


Dated: November 13, 1996