Form 10QSB
period 1996-12-31
JILLIANS ENTERTAINMENT CORP
filed 1997-02-14
CIK 759855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996
                                   --------------------------

                                       OR

----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              --------   --------

                       Commission file number:   0-13740
                                                 -----------


                       Jillian's Entertainment Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                               59-2334472
        -------                                               ----------
(State or other Jurisdic-                             (I.R.S. Employer Identif-
tion of Incorporation)                                   ication Number)

                727 Atlantic Avenue, Suite 600, Boston, MA    02111
                ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

          9,137,798 shares of common stock, $.001 par value as of February 10, 1997 Total number of pages contained in this document: 12
                                                       --

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                      Index



Part I.     Financial Information                                     Page No.
---------------------------------                                     --------

  Item 1.       Consolidated Condensed Balance Sheets as of
                December 31, 1996 and March 31, 1996                       3

                Consolidated Condensed Statements of Operations
                for the Three Month Periods and Nine Month Periods
                ended December 31, 1996 and 1995                           4

                Consolidated Condensed Statements of Cash Flows
                for the Nine Month Periods ended December 31,
                1996 and 1995                                              5

                Notes to Consolidated Condensed Financial Statements       6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7-10


Part II.    Other Information
-----------------------------

  Item 1.       Legal Proceedings                                         11

  Item 6.       Exhibits and Reports on Form 8-K                          11

              JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                                            December 31,      March 31,
                                                                1996            1996
                                                             -----------    -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $   595,313    $   646,306
  Inventory                                                      187,817        204,581
  Accounts receivable                                            110,221         63,386
  Other current assets                                           212,274        166,035
                                                             -----------    -----------
       Total current assets                                    1,105,625      1,080,308

Investments                                                       39,725         39,725
Property, leasehold improvements and
 equipment, net                                                6,878,989      7,687,606
Goodwill, net                                                    765,446        805,384
Other assets                                                     278,138        291,248
                                                             -----------    -----------
       Total assets                                          $ 9,067,923    $ 9,904,271
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   943,388    $   941,707
  Accrued expenses and other liabilities                         581,904        635,167
  Current portion of notes and equipment
   leases payable                                                825,394        712,910
  Notes payable to related parties                               280,000             --
                                                             -----------    -----------
       Total current liabilities                               2,630,686      2,289,784

Deferred rent                                                  1,067,655      1,187,860
Notes payable and equipment
 leases payable                                                1,756,100      1,906,235
Notes payable to related parties                                      --        280,000
                                                             -----------    -----------
       Total liabilities                                       5,454,441      5,663,879
                                                             -----------    -----------

Minority interests                                             1,271,146      1,395,964
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock, $.001 par
   value, 1,000,000 shares authorized, none
   issued or outstanding                                              --             --
  Common stock, $.001 par value, 25,000,000
   shares authorized, 9,137,798 shares issued
   and outstanding                                                 9,138          9,138
  Paid-in capital                                              9,536,277      9,536,277
  Accumulated deficit                                         (7,203,079)    (6,700,987)
                                                             -----------    -----------
       Total stockholders' equity                              2,342,336      2,844,428
                                                             -----------    -----------
       Total liabilities and stockholders' equity            $ 9,067,923    $ 9,904,271
                                                             ===========    ===========

      See accompanying notes to consolidated condensed financial statements



                                JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                 Three Month Period               Nine Month Period
                                                 Ended December 31,               Ended December 31,
                                             -------------------------       --------------------------
                                               1996            1995            1996            1995
                                            ----------      ----------      ----------      ----------
Revenues from clubs                         $3,497,637      $3,011,717      $9,799,894      $8,182,344
                                            ----------      ----------      ----------      ----------

Cost and expenses:
  Cost of club operations:

    Cost of food and beverage                  781,239         722,221       2,228,647       1,943,988
    Wages                                      756,380         702,471       2,272,936       1,944,404
    Rent                                       495,019         406,129       1,352,252       1,215,532
    Direct operating expenses                  660,761         570,366       1,982,169       1,710,598
    Other operating expenses                   300,000               -         300,000               -
  General and administrative expenses          342,391         531,368       1,141,954       1,211,652
  Depreciation and amortization                221,192         154,226         661,101         449,826
  Minority interest                             73,221          72,466         115,389          87,864
  Start-up costs related to development
  stage clubs                                        -          20,216               -          82,575
                                            ----------      ----------      ----------      ----------
       Total cost and expenses               3,630,203       3,179,463      10,054,448       8,646,439
                                            ----------      ----------      ----------      ----------

Other income/(expenses):
 Interest income                                 1,217             907           3,496          12,985
  Interest Expense                             (83,973)        (58,220)       (251,034)       (133,325)
                                            ----------      ----------      ----------      ----------
       Total other expenses                    (82,756)        (57,313)       (247,538)       (120,340)
                                            ----------      ----------      ----------      ----------

Net loss                                      (215,322)     $ (225,059)     $ (502,092)     $ (584,435)
                                            ==========      ==========      ==========      ==========

Net loss per share of common and
 common equivalents                         $    (0.02)     $    (0.02)     $    (0.05)     $    (0.06)
                                            ==========      ==========      ==========      ==========

Weighted average common and
 common equivalent shares outstanding        9,137,798       9,137,798       9,137,798       9,137,798
                                            ==========      ==========      ==========      ==========



See accompanying notes to consolidated condensed financial statements


                                 JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)



                                                                                 Nine Month Period
                                                                                 Ended December 31,
                                                                               1996          1995
                                                                            ---------    -----------
Cash flows from operating activities:
  Net loss                                                                  $(502,092)   $  (584,435)
                                                                            ---------    -----------

  Adjustments to reconcile net loss to net cash provided by operations:
    Charge for impairment of long-lived assets                                300,000              -
    Depreciation and amortization                                             661,101        449,826
    Changes in operating assets in liabilities:
       Accounts receivables                                                   (46,835)       (38,553)
       Inventory                                                               16,764        (46,895)
       Other assets                                                           (53,659)          (367)
       Accounts payable                                                         1,681        324,883
       Accrued expenses and other liabilities                                (173,468)       106,826
       Minority interest                                                      115,389         87,864
                                                                            ---------    -----------
       Total adjustments                                                      820,973        883,584
                                                                            ---------    -----------
       Cash provided by operating activities                                  318,881        299,149
                                                                            ---------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                                         (92,016)    (1,137,932)
  Collections of notes receivable                                                   -        103,413
                                                                            ---------    -----------
       Cash used by investing activities                                      (92,016)    (1,034,519)
                                                                            ---------    -----------

Cash flows from financing activities:
  Repayment of notes and leases payables                                     (537,651)      (432,571)
  Proceeds from borrowings                                                    500,000        630,253
  Distributions to minority interest shareholders                            (240,207)      (126,483)
                                                                            ---------    -----------
       Cash used by financing activities                                     (277,858)        71,199
                                                                            ---------    -----------

Net decrease in cash and cash equivalents                                     (50,993)      (664,171)

Cash and cash equivalents at beginning of year                                646,306      1,254,120
                                                                            ---------    -----------

Cash and cash equivalents at end of period                                  $ 595,313    $   589,949
                                                                            =========    ===========

Supplemental cash flow information:
  During the nine months ended December 31, 1995, the Registrant acquired equipment by entering into capital leases in the amount of $167,566.

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flow in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1996. In the opinion of management, the unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the unaudited accompanying condensed consolidated financial statements for the three and nine months ended December 31, 1995 have been reclassified to conform to the December 31, 1996 presentation.

Item 2.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations


Results of Operations
---------------------

The Registrant had net losses of approximately $215,300 and $502,100, respectively, for the three and nine month periods ended December 31, 1996 as compared to net losses of approximately $225,100 and $584,400, respectively, during the three and nine month periods ended December 31, 1995. The decrease in the net loss for the three months ended December 31, 1996 of approximately $9,800 as compared to the same period in 1995 was primarily due to a decrease in general and administrative expenses of approximately $189,000 offset in part by an increase in depreciation and amortization of approximately $67,000, an increase in interest expense of approximately $25,800 and a decrease in net club operating income of approximately $106,300. The decrease in the net loss for the nine months ended December 31, 1996 of approximately $82,300 compared to the same period in 1995 was primarily attributed to a cumulative increase in net club operating income of approximately $296,100 and a decrease in general and administrative expenses of approximately $69,700 and decreased start-up costs of approximately $82,600. These decreases were offset in part by increased depreciation and amortization expense relating to new units of approximately $211,300 and an increase in interest expense of approximately $117,700 as a result of additional borrowings related to club development.

The Registrant had revenues from the clubs of approximately $3,497,600 and $9,799,900, respectively, for the three and nine month periods ended December 31, 1996 as compared to $3,011,700 and $8,182,300, respectively, for the three and nine month periods ended December 31, 1995. The increase of $1,617,600 for the nine month period ended December 31, 1996 as compared to the same period in 1995 was due to increases in comparable club sales of $232,300 and increased revenues of $1,618,000 from the Tacoma club, which opened in December 1995. These increases were partially offset by decreased revenues of approximately $139,800 from the Long Beach club, which opened in May 1995.

During the third quarter of Fiscal 1997, the Registrant analyzed numerous options regarding the Long Beach club, which continues to incur operating losses, including selling the unit. In connection with this direction, the Registrant wrote down certain long-lived assets of its Long Beach club based upon its determination that the projected cash flow from a sale will not be sufficient for the Registrant to recover the historic carrying amount of the club's long-lived assets. A charge of $300,000 for the impairment of long-lived assets is included as an expense of club operations in the accompanying consolidated condensed statements of operations for the three month and nine month periods ended December 31, 1996.

The increase in comparable club revenue of $232,300, or approximately 3.3%, was primarily attributed to an increase in the majority of club revenues, with Seattle being the most noteworthy at 16.7%. These increases were offset by a combined decrease in club revenues at Miami and Annapolis of approximately 7.6%.

Total costs and expenses increased $450,700 and $1,408,000, respectively, for the three and nine month periods ended December 31, 1996, as compared to the same periods ended December 31,

Item 2.                    Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations
                        Results of Operations (Continued)


1995. The increase in total expenses was due primarily to increased cost of club operations of $592,200 and $1,321,500, respectively, for the three and nine month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. Such increase in cost of club operations is primarily attributed to the Tacoma club, with cost of operations of approximately $1,146,800 for the nine months ended December 31, 1996 compared to approximately two weeks of operation during the same period of 1995 as well as the aforementioned $300,000 Long Beach impairment of long-lived asset charge offset partially by reduction of $82,600 in start-up costs and $69,700 in general and administrative expenses. The $69,700 decrease is primarily due to reorganization efforts, which decreased overhead by approximately $39,400 during the quarter ended December 31, 1996.

During the nine months ended December 31, 1996 and 1995, the Registrant pursued various financing alternatives to meet working capital and club development cash needs, including investigating the issuance of additional equity or debt securities. In connection with such activities, the Registrant has incurred professional fees of approximately $113,000 and $217,000, respectively, for the nine months ended December 31, 1996 and 1995, which is included in general and administrative expenses.

Interest expense was approximately $84,000 and $251,000, respectively, for the three and nine month periods ended December 31, 1996 as compared to $58,200 and $133,300, respectively, during the three and nine month periods ended December 31, 1995. The increase was primarily due to additional borrowing associated with the development and openings of the Long Beach and Tacoma clubs in 1995.


Liquidity and Capital Resources
-------------------------------

The Registrant's cash and cash equivalents decreased by approximately $51,000 during the nine month period ended December 31, 1996. Cash provided by operating activities was approximately $318,900 for the nine months ended December 31, 1996 as a result of the net loss incurred of $502,100 offset by a charge for impairment of long-lived assets, depreciation and amortization and changes in operating assets and liabilities totaling $821,000. The Registrant also purchased approximately $92,000 in property and equipment primarily related to club leasehold improvement and made distributions of $240,200 to minority interest limited partners during the nine months ended December 31, 1996. The Registrant obtained bank and investor financing totaling $500,000 during the nine months ended December 31, 1996. The proceeds from such loans were primarily used to fund required debt maturities totaling $537,700 for the nine months ended December 31, 1996.

The Registrant had ten clubs fully operational as of December 31, 1996 and 1995. The Registrant continues to experience a cash shortage. The Registrant had a working capital deficit of approximately $1,525,100 as of December 31, 1996, and current maturities of notes and equipment

Item 2.                   Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources (Continued)
-------------------------------------------

leases payable totaled $1,105,400 as of December 31, 1996. The Registrant plans to retire certain debt through its proposed issuance of additional equity or debt securities if such offerings are successful. The Registrant believes that the cash provided from its club operations and the issuance of additional equity or debt securities should be sufficient to fund its working capital needs, debt maturity requirements and its new club development plans. However, there can be no assurance that the Registrant will be successful with its proposed equity or debt security offering.

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

In order to partially finance the costs of renovating and equipping the Jillian's billiard clubs located in Cleveland Heights, Worcester, Champaign and Annapolis, the Registrant sold limited partnership interests in limited partnerships that own those clubs. The Registrant sold 13%, 75%, 57% and 21% of the partnership interests in the partnerships that own the billiard clubs in Cleveland Heights, Worcester, Champaign and Annapolis, respectively. Wholly-owned subsidiaries of the Registrant own the remaining interests. Each of the limited partnership agreements for the partnerships allows the limited partnerships to require the Registrant to repurchase their limited partnership interests at a price calculated as described in the following paragraph. Such requirement for a 3% limited partner investor in the Cleveland Heights club was December 31, 1995. The Registrant has offered to purchase the 3% interest for $22,500 in cash payments. To date, the Registrant and the 3% investor have not agreed upon the terms or payment of the purchase price.

The purchase price for the interest of a limited partner in any of the clubs located in Cleveland Heights, Worcester, Champaign or Annapolis is a multiple (ranging from four to five) times the limited partner's allocable share of the limited partnership's net income for the twelve month period preceding the required repurchase date. The limited partners are entitled to receive part of their purchase price in the form of the Registrant's common stock and the balance in cash. The limited partners also will have the right for a certain period of time after receipt of the common stock to require that the Registrant register its shares of common stock for sale to the public. The Registrant's ability to fulfill its obligations and the future value of the Registrant's common stock is dependent on the success of the Registrant's business. In addition, the Registrant is required to make cash

 Item 2.                   Management's Discussion and
                         Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital resources (Continued)
-------------------------------------------

distributions to the limited partners based on club operating income before depreciation and amortization with certain minimum annual return on investment guarantees. Since the inception of the limited partnerships, the Registrant has paid all required cash distributions through December 31, 1996.

There can be no assurance that the Registrant can meet its future cash distribution and other obligations to the partnership or to the limited partners, including its obligations under its guarantee to the limited partners. There is also no assurance that the Registrant's common stock will have value in the event the limited partners exercise their option to sell their units to the Registrant in exchange for the Registrant's common stock.

The Registrant, as of December 31, 1996, had goodwill of approximately $765,400, net of amortization. The Registrant evaluates the potential impairment of its long-lived assets, including goodwill related thereto, in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed of". During the third quarter ended December 31, 1996, the Registrant recorded a charge of $300,000 for the impairment of its Long Beach club's long-lived assets, as described above. The Registrant does not believe that its other clubs' long-lived assets or goodwill have been impaired.

                                     Part II
                                Other Information
                                -----------------


Item 1. Legal Proceedings

  On October 13, 1995, an action foreclosing a mechanics lien was filed against the Registrant in a California Superior Court for Los Angeles County for approximately $123,000, plus interest. The Registrant filed an answer and cross complaint on January 3, 1996. On August 27, 1996, a trial date was established for April 18, 1997. While the Registrant is vigorously defending the action and believes that it has meritorious defenses, no assurance can be given of a favorable outcome.


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

                                       JILLIAN'S ENTERTAINMENT CORPORATION
                                                              (Registrant)

                                          By:    /s/ Daniel M. Smith
                                             -----------------------------
                                                     Daniel M. Smith
                                           President and Chief Operating Officer




Dated:   February 14, 1997