Form 10KSB
period 1997-03-31
JILLIANS ENTERTAINMENT CORP
filed 1997-06-30
CIK 759855

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 [No Fee Required] For the fiscal year ended March 31, 1997
                                                     ----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from_________ to_______

                         Commission file number 0-13740
                                                -------

                       Jillian's Entertainment Corporation
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Florida                                         59-2334472
     -------------------------------                         -------------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

727 Atlantic Avenue, Suite 600, Boston, MA                          02111
------------------------------------------                        ----------
 (Address of Principal Executive Offices)                         (Zip Code)

                                (617) 350-3111
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                       Name of Each Exchange
           Title of Each Class         On Which Registered
           -------------------         -------------------

           None                        Not Applicable
           ----                        --------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days:

Yes  X          No
   -----          ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year: $13,216,495.

     As of June 20, 1997, the aggregate market value of common stock outstanding held by non-affiliates of the Registrant was $2,251,283 (computed by reference to the average bid and, asked price of such stock) and the total number of shares outstanding was 9,137,704.
                       ---------
                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS
                                -----------------
Form 10-KSB

Item No.          Description                                       Page Number
--------          -----------                                       -----------


Part I
------

   Item  1   Description of Business                                       3
   Item  2   Description of Property                                       5
   Item  3   Legal Proceedings                                             8
   Item  4   Submission of Matters to a Vote of Security-Holders           8

Part II
-------

   Item  5   Market for Common Equity and Related Stockholder
             Matters                                                       9
   Item  6   Management's Discussion and Analysis or Plan of Operations    9
   Item  7   Financial Statements                                         13
   Item  8   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          13

Part III
--------

   Item 9    Directors and Executive Officers; Compliance with Section
             16(a) of the Exchange Act                                    14
   Item 10   Executive Compensation                                       16
   Item 11   Security Ownership of Certain Beneficial Owners and
             Management                                                   17
   Item 12   Certain Relationships and Related Transactions               19
   Item 13   Exhibits and Reports on Form 8-K                             19

PART I



Item 1.  Description of Business
--------------------------------

Formation
---------

     On March 11, 1990, the Board of Directors of Jillian's Entertainment Corporation (the "Registrant" or the "Company") approved the acquisition by the Registrant of a majority interest in Jillian's, Inc., formerly Jillian's Entertainment Corporation, a Delaware corporation formed to acquire and operate billiard clubs located in various cities throughout the United States. The Registrant entered into a Stock Exchange Agreement, dated April 11, 1990 (the "Acquisition Date"), with Jillian's Inc. and Steven L. Foster, The Frank and Celia Foster Family Trust, Steven Rubin and Kevin Troy (collectively, the "Foster Group") pursuant to which it acquired a 51% ownership interest in Jillian's, Inc. and the Foster Group acquired the remaining 49% ownership interest. The Registrant acquired the remaining 49% of Jillian's, Inc. from the Foster Group on March 14, 1991.

     Pursuant to a series of related transactions, on the Acquisition Date, Jillian's, Inc. acquired all of the outstanding stock of corporations that own and operate billiard clubs in Seattle, Washington and Miami, Florida. Since the Acquisition Date, Jillian's, Inc., through wholly-owned subsidiaries, has constructed new billiard clubs in Cleveland, Ohio, Cleveland Heights, Ohio, Worcester, Massachusetts, Champaign, Illinois, Annapolis, Maryland, Long Beach, California, and Tacoma, Washington and additionally, has acquired an existing billiard club in Pasadena, California.


Existing Clubs
--------------

     Set forth in the table below are descriptions of the existing Jillian's clubs.

-----------------------------------------------------------------------------------------------------------------------------
Name of Subsidiary        Location of Club          Date of                   Description of Space     Number of
Owner                                               Commencement of           (approximate             Brunswick Billiard
                                                    Operations                footage)                 Tables; Other
                                                                                                       Amenities
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Kendall       Miami, Florida            November 1989             9,600 square feet;       27 tables; other table
                                                                              located in a shopping    top games; high tech
                                                                              center next to a nine    video games; bar and
                                                                              screen movie theatre     food service
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Seattle       Seattle, Washington       April 1990                18,500 square feet;      34 tables; other table
                                                                              two-story free           top games; high tech
                                                                              standing building        video games;
                                                                                                       separate room
                                                                                                       available for private
                                                                                                       rental; bar and food
                                                                                                       service on both floors
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Cleveland     Cleveland, Ohio (on       July 1990                 13,000 square feet;      25 tables; other table
                          banks of the                                        two floors of a          top games; high tech
                          Cuyahoga River)                                     building                 video games;
                                                                                                       separate room
                                                                                                       available for private
                                                                                                       rental; bar and food
                                                                                                       service on both floors
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Cleveland     Cleveland Heights,        November 1992             9,600 square feet        21 tables; other table
Heights (1)               Ohio                                                                         top games; high tech
                                                                                                       video games; bar and
                                                                                                       food service
-----------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Pasadena      "Old Town"                August 1993 (2)           7,200 square feet;       16 tables; bar and
                          Pasadena, California                                two floors of a          food service on both
                                                                              building with            floors
                                                                              additional outside
                                                                              seating on the first
                                                                              floor
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Worcester     Worcester,                December 1993             16,000 square feet,      24 tables; other table
(1)                       Massachusetts (near                                 including a 5,000        top games; high tech
                          Worcester                                           square foot game         video games; bar and
                          Polytechnic Institute)                              room; one-story free-    food service
                                                                              standing building
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Champaign     Champaign, Illinois       August 1994               12,000 square feet;      20 tables; other table
(1)                       (adjacent to the                                    two-story free-          top games; high tech
                          University of Illinois                              standing building        video games; bar and
                          campus)                                                                      food service
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Annapolis     Annapolis, Maryland       October 1994              10,000 square feet;      16 tables; other table
(1)                       (near the U.S. Naval                                one-story free-          top games; high tech
                          Academy and the                                     standing building        video games; bar and
                          Annapolis historical                                                         food service
                          district)
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Long          Long Beach,               May 1995                  16,000 square feet;      16 tables; bar and
Beach                     California                                          two floors of a 13-      food service;
                                                                              story free-standing      nightclub located in
                                                                              building                 the basement
-----------------------------------------------------------------------------------------------------------------------------

Jillian's - Tacoma        Tacoma, Washington        December 1995             25,000 square feet       25 tables; other table
                          (near the University                                including a game         top games; high tech
                          of Puget Sound                                      room; two-story free-    video games; bar and
                          campus)                                             standing building        food service
-----------------------------------------------------------------------------------------------------------------------------



(1) The Cleveland Heights, Worcester, Champaign and Annapolis clubs are owned by limited partnership in which the Jillian's subsidiary is the general partner and owns a substantial (87%, 25%, 43%, and 79%, respectively) interest. The Jillian's subsidiary receives a management fee for operating the related club equal to 6.5% of the gross revenues in the case of the Cleveland Heights club, 6% in the case of the Champaign and Annapolis clubs and 5% in the case of the Worcester club.

(2) The club located in Pasadena was an existing billiard club/diner that the Company, through Jillian's - Pasadena, acquired in August 1993. As part of the acquisition, the Company acquired all of the assets located at the existing club (including all leasehold improvements, furniture, fixtures, bar and kitchen equipment and billiard tables), all of the seller's interest in the lease for the premises and all alcoholic beverage licenses necessary to operate the club.


Development Stage Clubs
-----------------------

     The Registrant entered into leases during fiscal 1997 for clubs to be developed in Raleigh, North Carolina, and Columbia, South Carolina. The Registrant intends to use funds obtained from the private placement, described below, to develop these additional clubs.


Summary
-------

     The Jillian's clubs are part of the new generation of upscale billiard clubs in America. These new billiard clubs offer a wider variety of entertainment and food and beverage service and are designed to attract a broader segment of the adult population than traditional pool halls. The clubs are decorated in an appealing and comfortable style. The Jillian's billiard clubs face competition in their respective cities from other billiard clubs, as well as from other leisure time activities, such as theaters, bowling centers, theme restaurants and night clubs. The Jillian's billiard clubs also compete with entertainment centers, large facilities which offer diverse forms of entertainment, such as billiards, virtual reality and other electronic games, restaurant and bar services and nightclub-style entertainment. Some of these competitors operate single outlet facilities, while others operate multi-unit entertainment facilities. For example, Clicks Billiards, which dominates the Southwest and Southeast upscale billiard club markets, has opened 26 billiard clubs in those regions; Pinkies has opened 14 billiard clubs at sites in Arizona, Colorado, Nevada and other Southwestern states; Boston Billiard Clubs has opened six billiard clubs in the Northeast region; Fats Billiard Clubs has established five billiard clubs in Southern California; and Champions Billiards has opened five billiard clubs in the Washington, D.C. metropolitan area. Total Entertainment Corporation has established twelve upscale billiard clubs primarily in the South, including nine Bailey's billiard clubs in the South and Midwest and three Fox and Hounds billiard clubs in Texas. Other competitors have opened larger clubs, or entertainment centers, which offer diverse forms of entertainment, such as billiards, electronic games, restaurant and bar services and nightclub-style entertainment. For example, Dave & Busters, Inc., a public company based in Dallas, Texas, operates ten entertainment centers throughout the United States, and America Live operates a chain of three entertainment centers throughout the United States. The Jillian's clubs compete with other billiard clubs, leisure time activities and entertainment centers by providing adult customers a single stop destination for an entire evening's entertainment. The Jillian's clubs offer customers an upscale, comfortable setting, billiards activities, a variety of entertainment activities (e.g., electronic games, darts and ping-pong) and food and beverage services.

     The Company currently is concentrating its efforts on its investment in the billiard club business. Although no assurance can be given, the Company intends to develop, through wholly owned subsidiaries of Jillian's, Inc., additional Jillian's clubs that offer the same forms of entertainment that are offered by the existing clubs. Currently, the Company is exploring possible acquisition opportunities which the Company anticipates may be consummated if the private placement, described below, is consummated. These clubs may be owned by Jillian's, Inc. subsidiaries directly or indirectly through their participation in limited partnerships or joint ventures that own the clubs. In the case of clubs owned by limited partnerships, the Company expects that in each case a wholly owned subsidiary would be the general partner, own a substantial interest in the limited partnership and receive a management fee. The Company currently is investigating potential sites for clubs in Massachusetts and certain other areas in the Midwest and Mid-Atlantic states. The Company is not considering any new lines of business, concepts or changes in priorities at this time. The Company currently has eight full-time employees working at its principal executive offices.

Recent Developments
-------------------

     On or about June 20, 1997, the Company mailed to its shareholders proxy materials relating to a special meeting of the shareholders to be held on July 21, 1997. At the special meeting, the shareholders will consider a proposal to approve a merger (the "Merger") between the Company and Jillian's Entertainment Acquisition Corporation, a wholly owned subsidiary of Jillian's Entertainment Holdings, Inc. ("Holdings"), with the Company surviving as a wholly owned subsidiary of Holdings. The Merger will be effected subject to the terms and conditions of an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, among other matters, all holders of the Company's common stock, other than seven shareholders who each have an ongoing relationship with the Company (the "Continuing Shareholders"), will be entitled to receive $0.50 in cash, without interest (a "Merger Payment"), in exchange for their shares. If the Merger is approved by the Company's shareholders, immediately prior to consummation of the Merger, the Continuing Shareholders will participate in a transaction (the "Corporate Formation") whereby, among other things, each such Continuing Shareholder shall exchange each share of the Company's common stock owned by the Shareholder for one share of common stock of Holdings and shall receive options to purchase a predetermined number of shares of common stock of Holdings. Further, simultaneously with the Corporation Formation, $12 million of convertible preferred stock of Holdings will be placed (the "Private Placement") with J.W. Childs Equity Partners, L.P. and certain related persons or entities. The Company intends to use funds obtained from the Private Placement to make the Merger Payments.


Item 2. Description of Properties
---------------------------------

Administrative Operations. On June 13, 1995, the Company entered into a written lease agreement for 3,020 square feet of space for its administrative operations to be located at 727 Atlantic Avenue in Boston, Massachusetts. The lease began on July 28, 1995 and expires on July 28, 1998. In addition, the lease has a two-year renewal period. Under the lease agreement, the Company is obligated to pay the lessor minimum annual rent equal to $31,710 (payable in monthly installments of $2,642) for the first year, $34,730 (payable in monthly installments of $2,894) for the second year and $37,750 (payable in monthly installments of $3,146) for the third year.

     On June 1, 1994, the Company entered into a written lease agreement for its administrative operations in an executive center located at One Alhambra Plaza, Coral Gables, Florida. The lease is for 1,243 square feet of office space and began on July 1, 1994 and expires June 30, 1999. The total required monthly payments are $1,916, all of which is paid by third parties who sublease the space.


     Jillian's, Inc. leases additional administrative space in an executive center located at 508 North Second Street, Fairfield, Iowa. The lease began on April 1, 1994, expired on March 31, 1997, and was extended on a month-to month basis indefinitely. The required monthly payments are $910.

     Jillian's Clubs. Set forth in the table below are descriptions of the leases for the Jillian's existing and development stage clubs.


-----------------------------------------------------------------------------------------------------------------------------------
   Lessee/     Lease       Lease Term &               Minimum                        Percentage Rent                Other
  Sublessee    Date          Renewal                Annual Rent                      ---------------                   &
  ---------    ----          Option                -----------                                                   Rental Payments
                              ------                                                                              for the Year
                                                                                                                 Ended 3/31/97
                                                                                                                 -------------
-----------------------------------------------------------------------------------------------------------------------------------
Jillian's -   5/26/89;     triple net; 10     $192,000 ($16,000 per month);          6% of gross sales in    under 3/7/94
Kendall       amended      years; two five-   adjusted each year based on            excess of $1,000,000    amendment, lessor
              3/7/94       year renewal       increases in the Consumer Price                                was granted warrants
                           options            Index ("CPI"), but limited to 6% of                            to purchase 65,000
                                              the prior year's annual rent; all CPI                          shares of lessee's
                                              adjustments deferred until 1/1/95 by                           common stock at
                                              3/7/94 amendment                                               $0.50 per share for a
                                                                                                             five-year period rental
                                                                                                             payments for FY-97
                                                                                                             of $283,513, which
                                                                                                             includes taxes and
                                                                                                             common area
                                                                                                             maintenance charges
-----------------------------------------------------------------------------------------------------------------------------------

Jillian's -   8/29/89      triple net; 10     $258,000 ($21,500 per month);          3% of gross sales in    FY-97 rental
Seattle                    years; one five-   beginning 3/91 and every 12th          excess of $750,000;     payments totaled
                           year renewal       month thereafter, monthly rent will    adjusted annually       $359,947, which
                           option             increase based on increase in CPI,     based on increases in   included taxes,
                                              but no more than 6% annually; if       CPI, but no more        common area
                                              option to renew lease is exercised,    than 6%; all payments   maintenance charges
                                              rent shall be agreed to by both        are to be made in       and percentage rent of
                                              parties and based on fair market       cash                    $52,618 in cash
                                              value ("FMV") of comparable
                                              rentals
-----------------------------------------------------------------------------------------------------------------------------------

Jillian's -   4/20/90;     triple net; 10     $69,615 ($5,801 per month) for         5% of gross sales in    11/24/93 amendment
Cleveland     amended      years; two five-   years 1-4; $80,325 ($6,694 per         excess of $1,392,300    temporarily limited
              11/24/93     year renewal       month) thereafter; beginning year 7,   for years 1-4,          rent and common area
                           options            rent will be increased to an amount    $1,606,500              maintenance charges
                                              equal to the lesser of (i) 105% of     thereafter              and lessor and lessee
                                              annual rent payable for the prior                              subsequently verbally
                                              lease year, or (ii) the annual rent                            agreed to limit the
                                              payable for the prior lease year                               rents indefinitely to
                                              adjusted for increases in CPI; if                              $6,833 per month
                                              option to renew lease is exercised,                            from October through
                                              rent shall be negotiated, but will                             March and $9,833 per
                                              not be less than the greater of                                month from April
                                              comparable rentals or the rent                                 through September
                                              payable for the last month of the
                                              preceding term; rent for each year                             FY-97 rental
                                              of first renewal period may not be                             payments totaled
                                              greater than 115% of annual rent of                            $74,502, which
                                              last year of initial term                                      included taxes and
                                                                                                             common area
                                                                                                             maintenance charges
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

Jillian's  -  10/17/91     triple net; 10     $57,240 ($4,770 per month starting     none                    FY-97 rental
Cleveland                  years; two five-   5/92) for years 1 and 2; $68,688                               payments for primary
Heights                    year renewal       ($5,724 per month) for years 3-6;                              and option space
                           options            $76,320 ($6,360 per month) for                                 totaled $108,399,
                                              years 7-10; if renewal option is                               which included taxes
                                              exercised, minimum annual rent for                             and common area
                                              each of the options will be $91,584                            maintenance charges
                                              and $106,848, respectively
-----------------------------------------------------------------------------------------------------------------------------------

Jillian's -   8/19/93      1st sublease: 10   $33,048 ($2,754 per month) for         none                    FY-97 rental
Pasadena                   years; two five-   each year through 9/96; thereafter,                            payments (for both
                           year renewal       rent will be equal to FMV of                                   subleases) totaled
                           options (1,377 sq. comparable rentals with CPI                                    $165,656, which
                           ft. on ground      adjustments starting 4/1/98                                    included taxes and
                           floor)                                                                            common area
                                              $68,928 ($5,744 per month) for                                 maintenance charges
                           2nd sublease: 5    each year through 9/30/94;
                           years; expires     thereafter, rent will be increased by
                           9/30/01;           CPI
                           three five-year
                           renewal options    both subleases provide that if a
                           (5,744 sq. ft. in  renewal option is exercised, rent for
                           basement)          such period shall be agreed upon by
                                              the parties and based on FMV of
                                              comparable rentals with certain CPI
                                              adjustments
------------------------------------------------------------------------------------------------------------------------------------

Jillian's -   4/21/93      triple net; 10     $123,780 ($10,315 per month            none                    separate lease for
Worcester                  years; two five-   starting 8/93) for years 1-3;                                  parking spaces for the
                           year renewal       $140,284 ($11,690 per month) for                               same term as building
                           options            years 4-5; $165,040 ($13,753 per                               lease; annual rent is
                                              month) for years 6-10; if renewal                              $13,200 for years 1-5
                                              option exercised, rent for each year                           and $15,840 for years
                                              of the first 5-year period will be                             6-10; for the first and
                                              $198,048, and of the second 5-year                             second renewal
                                              period will be greater of $198,048                             periods, rent will be
                                              or 80% of the then FMV for similar                             $19,000 and $22,800,
                                              space                                                          respectively


                                                                                                             FY-97 rental payments
                                                                                                             totaled $189,728, which
                                                                                                             included taxes,
                                                                                                             parking rental and
                                                                                                             common area
                                                                                                             maintenance charges
------------------------------------------------------------------------------------------------------------------------------------

Jillian's -   4/14/93      triple net; 10     $64,800 ($5,400 per month starting     none                    in 10/94, lessee
Champaign                  years; two five-   8/93) for years 1 and 2; from April                            entered into separate
                           year renewal       1, 1995, and on April 1 of each year                           leasing agreement for
                           options            thereafter, during the initial term                            parking; annual rent is
                                              and any extension term, the                                    $5,220 ($435 per
                                              monthly rental amount shall be                                 month) and the lease
                                              adjusted by increases in CPI                                   expires on 9/1/97


                                                                                                              FY-97 rental
                                                                                                              payments totaled
                                                                                                              $97,368, which
                                                                                                              included taxes,
                                                                                                              parking rental and
                                                                                                              common area
                                                                                                              maintenance charges
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

Jillian's -   4/20/93      triple net; 10     $79,992 ($6,666 per month starting     none                     FY-97 rental
Annapolis                  years; two five-   4/26/93) for year 1; $90,000                                    payments totaled
                           year renewal       ($7,500 per month) for year 2;                                  $125,838, which
                           options            $99,996 ($8,333 per month) for                                  included taxes and
                                              year 3; beginning year 4, the                                   common area
                                              minimum annual rent will be                                     maintenance charges
                                              adjusted upward to an amount equal
                                              to 66 2/3% of the annual increase in
                                              CPI, with the adjustment in any
                                              year limited to 5% of prior year's
                                              annual rent; if a renewal is
                                              exercised, the minimum annual rent
                                              for each of the first and second five-
                                              year renewal periods will be the
                                              same as the tenth year's rent with
                                              the same CPI adjustment
------------------------------------------------------------------------------------------------------------------------------------

Jillian's -   7/12/93      triple net; 10     $178,935 ($14,911 per month            none                     FY-97 rental
Long Beach                 years, two five-   starting 1/94) for year 1; $220,790                             payments totaled
                           year renewal       ($18,399 per month) for years 2-3;                              $286,612, which
                           options            yearly increases of 5% for years 4-                             included taxes and
                                              10; if renewal option is
                                              exercised, common area minimum
                                              annual rent will be equal
                                              maintenance charges to annual
                                              base rent payable for
                                              immediately preceding year,
                                              increased by 5% per annum
------------------------------------------------------------------------------------------------------------------------------------

Jillian's -   12/21/94;    triple net; 10     $223,119 ($18,593 per month            none                     FY-97 rental
Tacoma         amended     years              starting commencement of                                        payments totaled
               6/15/95                        operations or 1/1/96) for years 1-3;                            $180,33, which
                                              $224,119 ($20,343 per month) for                                included taxes and
                                              years 4-6; $265,116 ($22,093 per                                common area
                                              month) for years 7-10                                           maintenance charges
------------------------------------------------------------------------------------------------------------------------------------



Item 3   Legal Proceedings
------   -----------------

     Neither the Company nor any of its properties currently is subject to any litigation nor, to the knowledge of the Board of Directors of the Company, is any material litigation currently threatened against the Company or any of its properties, other than ordinary litigation routine to the Company's business, except as follows. In October 1995, an action to enforce a mechanic's lien was filed against the Company in the California Superior Court for Los Angeles County by Building Trade Services Construction, Inc. ("BTS") for approximately $123,000, plus interest. BTS alleged that the Company had failed to pay for improvements to the restaurant at Jillian's - Long Beach, with respect to which BTS had served as the original contractor. The Company filed an answer and cross complaint to the suit in January 1996. On April 14, 1997, the Company and BTS executed a settlement agreement and release, whereby the Company agreed to pay $42,500 to BTS in exchange for the release of the Company from the mechanic's lien and the dismissal of the action with prejudice.


Item 4   Submission of Matters to a Vote of Security-Holders
------   ---------------------------------------------------

         None.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters
-------   --------------------------------------------------------

     The Registrant's common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ Small Cap Market under the symbol "QBAL". The following table sets forth the range of high and low bid prices for the Registrant's common stock for each full quarterly period, for the periods indicated, in which such stock was regularly quoted. Such quotations reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
      Quarter Ended             High Bid                Low Bid
      -------------             --------                -------
--------------------------------------------------------------------------------
        6/30/95                  15/32                   5/16
--------------------------------------------------------------------------------
        9/30/95                   7/16                   11/32
--------------------------------------------------------------------------------
        12/31/95                 15/32                   7/32
--------------------------------------------------------------------------------
        3/31/96                   5/16                    1/4
--------------------------------------------------------------------------------
        6/30/96                   5/16                    1/4
--------------------------------------------------------------------------------
        9/30/96                   3/8                    3/16
--------------------------------------------------------------------------------
        12/31/96                  3/8                    3/16
--------------------------------------------------------------------------------
        3/31/97                   7/32                   3/32
--------------------------------------------------------------------------------



     As of June 20, 1997, the Registrant's common stock was held by approximately 2,200 holders of record. The Registrant has never declared a cash dividend and does not intend to do so in the future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

     The Company had a net loss of approximately $941,900 for the fiscal year ended March 31, 1997 as compared to a net loss of approximately $393,700 for the fiscal year ended March 31, 1996. The increase in the net loss of approximately $548,200 for the fiscal year ended March 31, 1997 as compared to the same period in 1996 was primarily due to a non-cash charge for the impairment of long-lived assets of $450,000 (specifically related to the Long Beach club), increased depreciation and amortization expense of approximately $308,100 and additional interest expense of approximately $120,400. These increases were offset partially by a decrease in general and administrative expenses of approximately $17,700 and an improvement in club level operating income of approximately $339,000. Increases in depreciation and interest expense are primarily related to a full year of operations at the Tacoma club. The Company's operations include approximately 3.5 months of Tacoma results in fiscal 1996 compared to a full year in fiscal 1997. The Tacoma club's operating income also increased by approximately $320,000 in fiscal 1997 compared to fiscal 1996.

     The Company had revenues from the clubs of approximately $13,216,500 for the fiscal year ended March 31, 1997 as compared to approximately $11,999,800 for the fiscal year ended March 31, 1996. The increase of approximately $1,216,700 for the fiscal year ended March 31, 1997 as compared to the fiscal year March 31, 1996 was primarily due to an increase in comparable club sales of approximately $250,000 and increased revenues from the Tacoma club of approximately $1,296,700, which opened in December 1995. These increases were partially offset by decreased revenues of approximately $330,000 from the Long Beach club, which opened in May 1995. The increase in comparable club revenue of approximately $250,000 or 3 percent was primarily attributed to an increase in the majority of club revenues, with Seattle being the most noteworthy at 16 percent. These increases were offset by a combined decrease in club revenues at Miami and Annapolis of approximately 9 percent.

     During the third quarter of fiscal 1997, the Company analyzed numerous options regarding the Long Beach club, which continues to incur operating losses, including a sale of the unit. In this regard, the Company recorded a write down of certain long-lived assets of its Long Beach club based upon its determination that the projected cash flow from a sale would not be sufficient for the Company to recover the historic carrying amount of the club's long-lived assets. A charge of $300,000 for the impairment of long-lived assets was recorded during the third quarter of 1997. Since the third quarter, the Company has not been able to attract a buyer at the current proposed selling price for the Long Beach club. Accordingly, the Company recorded an additional charge of $150,000 in the last quarter of fiscal 1997. A charge of $450,000 for the Long Beach impairment is included as an expense of club operations in the consolidated statements of operations for the fiscal year ended March 31, 1997.

     During the fiscal years ended March 31, 1997 and 1996, the Company pursued various financing alternatives to meet working capital and club development cash needs. During fiscal 1997, such activities primarily consisted of negotiating and structuring the Private Placement and the Merger. In connection with the Company's proposed financing activities, the Company has incurred legal and other professional fees of approximately $412,000 and $394,000 in fiscal 1997 and 1996, respectively, which are included in general and administrative expenses.

     Interest expense was approximately $331,900 in fiscal 1997 as compared to approximately $211,500 in fiscal 1996. This increase was primarily due to additional borrowing associated with the development and openings of the Long Beach and Tacoma clubs in 1995.

Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents decreased by approximately $24,000 during the fiscal year ended March 31, 1997. Cash provided by operating activities was approximately $706,000 as a result of the net loss incurred of approximately $941,900 offset by a non-cash charge for impairment of long-lived assets, depreciation and amortization and changes in operating assets and liabilities totaling approximately $1,648,000. The Company also purchased approximately $201,000 in property and equipment primarily related to club leasehold improvements and made distributions of approximately $347,500 to minority interest limited partners during fiscal 1997. The Company obtained bank and investor financing totaling $500,000 during fiscal 1997. The proceeds from such borrowings were primarily used to fund required debt maturities totaling approximately $681,600 for the fiscal year ended March 31, 1997.

     The Company had ten clubs fully operational as of March 31, 1997. The Company continues to experience significant cash flow and liquidity problems and had a working capital deficiency of approximately $1,934,000 as of March 31, 1997. In addition, current maturities of notes and equipment leases payable totaled approximately $1,222,900 as of March 31, 1997. The total monthly payments, including interest, for such notes and leases in fiscal 1998 are set out in the table below. Certain notes payable are scheduled to mature during fiscal 1998. Such maturities include $280,000 due in June 1997 and $300,000 due in August 1997.

     The Company's material commitments for capital expenditures as of the end of the fiscal year ending March 31, 1997 primarily consisted of payments for leases and loans incurred to develop, operate and renovate the Jillian's clubs, as well as certain cash distributions to limited partners, as described below. The following table indicates the Company's aggregate lease payments, including both equipment and building leases, and the aggregate amount of debt maturing each month during fiscal 1998. Except for June and August, when final payment comes due for the bridge notes and the note for The Blind Trust UDT 3/26/93, respectively, aggregate loan payments average $34,919 per month. Aggregate equipment lease payments amount to $29,629 per month. Aggregate building rent payments average $157,951 per month. The Company intends to use some of the proceeds from the Private Placement to meet the aggregate lease and debt payments when they come due.


                                                                Fiscal Year 1998
=================================================================================================================================
                    April     May      June     July     Aug.     Sept.     Oct.     Nov.     Dec.      Jan.    Feb.      March
=================================================================================================================================

Total Loans      $ 37,091 $  37,148 $352,072$  37,148 $334,336  $ 34,260 $ 34,336 $ 34,260 $ 34,336  $ 34,336 $ 33,099  $ 33,175
=================================================================================================================================

Total Equip.
Leases             29,629   29,629    29,629   29,629   29,629    29,629   29,629   29,629   29,629    29,629   29,629    29,629
=================================================================================================================================

Total Bldg.
Rents             158,160  158,160   158,160  158,994  159,994   159,994  156,994  156,994  156,984   156,994  156,994   156,994
=================================================================================================================================

Total Monthly
Payments         $224,880 $224,937  $539,861 $225,771 $523,959  $223,883 $220,959 $220,883 $220,949  $220,959 $219,722  $219,798
                 ======== ========  ======== ======== ========  ======== ======== ======== ========  ======== ========  ========
=================================================================================================================================



     Due to the Company's working capital deficiency and the significant amount of fiscal 1998 debt maturities, the report of BDO Seidman, LLP, independent certified public accountants to the Company, upon which the financial statements of the Company as of March 31, 1997 and 1996 rely, contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company's ability to meet its obligations and to continue as a going concern is dependent upon consummation of the Merger and the Private Placement. The Company also plans to refinance and consolidate certain debt upon consummation of the Merger and the Private Placement. However, there can be no assurance that the Merger will be approved by the shareholders of the Company, that the Merger will be consummated or that the Private Placement will be consummated.

     If the Merger and the Private Placement are not consummated, the Company, at that time, will assess whether it will seek to structure another transaction or retain a placement agent to raise funds for the Company.

     The Merger Agreement provides that all fees and expenses incurred in connection with the transactions contemplated thereby will be paid by the party incurring such expenses, except that if the Merger is consummated, (i) the Company will pay all of the fees and expenses of Childs, and (ii) the

Company will pay Childs a one-time transaction fee of $100,000. In addition, pursuant to the Merger Agreement, the Company is obligated to pay Childs a termination fee of $500,000 if the Merger Agreement is terminated under certain circumstances, including, but not limited to, the failure of the shareholders of the Company to approve the Merger and the withdrawal of the Board of Director's recommendation that such shareholders vote in favor of the Merger.

     Upon consummation of the Merger and the Private Placement, the Company intends to develop additional Jillian's clubs. The Company is currently investigating potential sites for clubs in Massachusetts and certain other areas in the Midwest and Mid-Atlantic states. In fiscal 1997, the Company executed new leases for clubs to be developed in Raleigh, North Carolina, and Columbia, South Carolina. The new leases provide for minimum monthly lease payments of approximately $20,400 through 2007. There can be no assurance that the Company will be successful in developing additional billiard clubs or that it can meet its new lease obligations without consummating the Merger and the Private Placement.

     In order to partially finance the costs of renovating and equipping the Jillian's billiard clubs located in Cleveland Heights, Worcester, Champaign and Annapolis, the Company sold limited partnership interests in limited partnerships that own those clubs. The Company sold 13 percent, 75 percent, 57 percent and 21 percent of the partnership interests that own the billiard clubs in Cleveland Heights, Worcester, Champaign and Annapolis, respectively. Wholly-owned subsidiaries of the Company own the remaining interests. Each of the limited partnership agreements for the partnerships allows the limited partnerships to require the Company to repurchase the respective limited partnership interests at a price calculated as described in the following paragraph. Such requirement for a 3 percent limited partner investor in the Cleveland Heights club was December 31, 1995. The Company has offered to purchase the 3 percent interest for $22,500 in cash payments. To date, the Company and the 3 percent investor have not agreed upon the terms or payment of the purchase price.

     The purchase price for the interest of a limited partner in any of the clubs located in Cleveland Heights, Worcester or Annapolis is a multiple (ranging from four to five) times the limited partner's allocable share of the limited partnership's net income for the twelve month period preceding the required repurchase date. The limited partners are entitled to receive part of their purchase price in the form of common stock of the Company and the balance in cash. The limited partners also will have the right for a certain period of time after receipt of the common stock to require that the Company register such common stock for sale to the public. The Company's ability to fulfill its obligations and the future value of its common stock is dependent on the success of the Company's business and consummation of the Merger and the Private Placement. In addition, the Company is required to make cash distributions to the limited partners based on club operating income before depreciation and amortization, with certain minimum annual return on investment guarantees. There can be no assurance that the Company can meet its future cash distribution and other obligations to the partnerships or to the limited partners, including its obligations under its guarantee to the limited partners. In addition, there is no assurance as to the value of the common stock of the Company in the event the limited partners exercise their options to sell their units to the Company in exchange for common stock.

     The Company intends to negotiate the acquisition of the limited partnership interests described above upon consummation of the Merger and the Private Placement. In March 1997, the Company entered into a purchase and sale agreement to acquire the limited partnership interest in the Worcester

Limited Partnership for an aggregate purchase price of $500,000, payable to each seller on a pro rata basis. The purchase price is subject to certain adjustments depending on the date of closing of the sale. The sale is also contingent upon the Company completing a $7,000,000 private placement on or before December 31, 1997.

Anticipated Effects of New Accounting Pronouncements
----------------------------------------------------


     Stock Options and Warrants. Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method previously followed by the Company. The Company has retained the intrinsic value method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS No. 123 had no impact on the Company's financial position or results of operations. As required by SFAS No. 123, the Company has disclosed the effects of applying the fair value method on the net loss and net loss per share on a pro forma basis.

     Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements. The effect of adopting SFAS No. 128 has not been estimated. The Company is required to adopt the disclosure required by SFAS No. 128 during the year ending March 31, 1998.

Item 7. Financial Statements
        --------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Jillian's Entertainment Corporation
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Jillian's Entertainment Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jillian's Entertainment Corporation and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial cash flow and liquidity problems and has a significant working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO SEIDMAN, LLP

May 21, 1997

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                   (NOTE 2)



===========================================================================================================================
March 31,                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $    622 259         $    646 306
   Inventory                                                                           178 401              204 581
   Accounts receivable                                                                  52 611               63 386
   Other current assets                                                                234 017              166 035
---------------------------------------------------------------------------------------------------------------------------

     Total current assets                                                            1 087 288            1 080 308

PROPERTY, LEASEHOLD IMPROVEMENTS AND
 EQUIPMENT, net (Notes 3 and 4)                                                      6 556 245            7 687 606

GOODWILL, net of accumulated amortization of
 $315,000 and $262,000                                                                 752 133              805 384

OTHER ASSETS                                                                           308 795              330 973
---------------------------------------------------------------------------------------------------------------------------

                                                                                  $  8 704 461         $  9 904 271
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    890 031         $    941 707
   Accrued expenses and other liabilities                                              608 452              535 167
   Due to shareholder                                                                  300 000              100 000
   Current portion of notes and equipment
    leases payable (Note 4)                                                          1 222 881              712 910
---------------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                       3 021 364            2 289 784

DEFERRED RENT                                                                        1 030 674            1 187 860

NOTES PAYABLE AND EQUIPMENT LEASES PAYABLE,
 less current maturities (Note 4)                                                    1 494 674            2 186 235
---------------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               5 546 712            5 663 879
---------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS (NOTE 8)                                                          1 255 249            1 395 964
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 6, 7 and 8):

STOCKHOLDERS' EQUITY (Note 4 and 7):
   Cumulative preferred stock, $.001 par value, 1,000,000
    shares authorized, none issued or outstanding                                            -                    -
   Common stock, $.001 par value, 25,000,000 shares
    authorized, 9,137,798 shares issued  and outstanding                                 9 138                9 138
   Paid-in capital                                                                   9 536 277            9 536 277
   Accumulated deficit                                                              (7 642 915)          (6 700 987)
---------------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      1 902 500            2 844 428
---------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 8 704 461          $ 9 904 271

===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS




========================================================================================================================
For the years ended March 31,                                                             1997                1996
========================================================================================================================
REVENUES FROM CLUB OPERATIONS                                                      $13 216 495         $11 999 825
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of club operations:
     Cost of goods sold                                                              2 983 936           2 736 704
     Wages                                                                           3 045 320           2 745 768
     Rent (Note 6)                                                                   1 868 901           1 685 014
     Direct operating costs                                                          2 622 356           2 475 614
     Charge for impairment of long-lived
      assets (Note 3)                                                                  450 000                   -
   General and administrative expenses                                               1 689 800           1 707 460
   Depreciation and amortization expense                                               964 826             656 768
   Income applicable to minority interest                                              206 790             189 613
------------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                                                    13 831 929          12 196 941
------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                                        (615 434)           (197 116)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                                   (331 904)           (211 520)
   Interest income                                                                       5 410              14 905
------------------------------------------------------------------------------------------------------------------------

        Total other expense, net                                                      (326 494)           (196 615)
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           $  (941 928)        $  (393 731)
========================================================================================================================

NET LOSS PER SHARE OF COMMON STOCK AND
 COMMON STOCK EQUIVALENTS                                                          $      (.10)        $      (.04)
========================================================================================================================

WEIGHTED AVERAGE COMMON STOCK AND COMMON
 STOCK EQUIVALENT SHARES OUTSTANDING                                                 9 137 798           9 137 798
========================================================================================================================


                    See accompanying notes to consolidated financial statements.

            JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY



                                      Common Stock                                                       Total
For the years ended               -------------------       Paid-in    Accumulated        Notes       Stockholders'
March 31, 1997 and 1996           Shares        Amount      Capital      Deficit        Receivable       Equity
========================================================================================================================

BALANCE, at
 March 31, 1995                   9 137 798     $9 138     $9 513 277    $(6 307 256)    $(103 413)     $3 111 746

   Collection of
    notes receivable                      -          -              -              -       103 413         103 413

   Services contributed
    by shareholder                        -          -         23 000              -             -          23 000

   Net loss                               -          -              -       (393 731)            -        (393 731)
------------------------------------------------------------------------------------------------------------------------

BALANCE, at
 March 31, 1996                   9 137 798      9 138      9 536 277     (6 700 987)            -       2 844 428

   Net loss                               -          -              -       (941 928)            -        (941 928)
------------------------------------------------------------------------------------------------------------------------

BALANCE, at
 March 31, 1997                   9 137 798     $9 138     $9 536 277    $(7 642 915) $          -      $1 902 500
========================================================================================================================

                    See accompanying notes to consolidated financial statements.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



For the years ended March 31,                                                            1997                 1996
========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (941 928)         $  (393 731)
------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                                                    964 826              656 768
     Charge for impairment of long-lived assets                                       450 000                    -
     Increase in paid-in capital for contribution of services                               -               23 000
     Changes in operating assets and liabilities:
        Inventory                                                                      26 180              (49 014)
        Accounts receivable                                                            10 775              (29 698)
        Other assets                                                                  (74 851)              29 706
        Accounts payable                                                              (51 676)             362 922
        Accrued expenses and other liabilities                                        116 099              282 518
        Minority interest                                                             206 790              189 613
------------------------------------------------------------------------------------------------------------------------

           Total adjustments                                                        1 648 143            1 465 815
------------------------------------------------------------------------------------------------------------------------

           Cash provided by operating activities                                      706 215            1 072 084
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (201 167)          (1 677 301)
   Collection of notes receivable                                                           -              103 413
------------------------------------------------------------------------------------------------------------------------

           Cash used in investing activities                                         (201 167)          (1 573 888)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                            500 000              630 253
   Repayment of notes and leases payables                                            (681 590)            (506 829)
   Distributions to minority interest shareholders                                   (347 505)            (229 434)
------------------------------------------------------------------------------------------------------------------------

           Cash used by financing activities                                         (529 095)            (106 010)
------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (24 047)            (607 814)

CASH AND CASH EQUIVALENTS, beginning of year                                          646 306            1 254 120
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                             $  622 259         $    646 306
========================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                                      $  350 044         $    157 742
     Income taxes                                                                  $        -         $          -

                    See accompanying notes to consolidated financial statements.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES

      Organization                Jillian's Entertainment Corporation (the
                                  "Company"), owns, operates and manages,
                                  through wholly-owned subsidiaries, billiard clubs in Miami, Florida, Seattle, Washington,
                                  Cleveland, Ohio, Cleveland Heights, Ohio,
                                  Pasadena, California, Worcester,
                                  Massachusetts, Champaign, Illinois,
                                  Annapolis, Maryland, Long Beach, California and Tacoma, Washington.

                                  The Cleveland Heights, Worcester, Champaign and Annapolis clubs are owned by limited partnerships in which wholly-owned subsidiaries are the general partners and own 87%, 25%, 43% and 79% interests, respectively.

      Principles of
      Consolidation               The consolidated financial statements include
                                  the accounts of Jillian's Entertainment
                                  Corporation, and its wholly-owned
                                  subsidiaries. The limited partnerships which own the Cleveland Heights, Worcester,
                                  Champaign and Annapolis clubs are
                                  consolidated herein, since the Company
                                  controls the operations of the limited
                                  partnership. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates            The preparation of financial statements in
                                  conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications           Certain reclassifications have been made to
                                  the March 31, 1996 consolidated financial statements to conform with the March 31, 1997 presentation.

      Cash Equivalents            Cash equivalents include interest-bearing
                                  deposits with banks and short-term highly liquid investments, with original maturities of less than three months.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES
      (Continued)

      Inventory                   Inventory, primarily food and beverage, is
                                  stated at cost. Cost is determined by the first-in, first-out method.

      Property, Leasehold
      Improvements and
      Equipment                   Property, leasehold improvements and
                                  equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including all expected renewal periods) or the useful lives of the improvement which primarily range from ten to twenty years. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.

      Goodwill The excess of the cost over the fair value of net assets acquired is being amortized on a straight-line basis over twenty years from the acquisition dates. The Company reviews at each balance sheet date the value of its long-lived assets and the goodwill related to such assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. The Company's valuation is principally based on the profitability of the clubs acquired in the original acquisitions (Kendall, Seattle, and Cleveland) and the ongoing value of the Jillian's concept based on the clubs' estimated future cash flows (undiscounted and without interest charges) expected to result from the use of such assets in accordance with SFAS No. 121.

      Income Taxes                The Company follows the liability method of
                                  accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes".
                                  SFAS No. 109 prescribes an asset and
                                  liability approach, which requires the
                                  recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES
      (Continued)

      Income Taxes
      (Continued)                 unless it is more likely than not that such
                                  assets will be realized in future periods.
                                  The Company considers estimated future
                                  taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

      Due to Shareholder          The amount due to shareholder of $300,000 and
                                  $100,000 at March 31, 1997 and 1996,
                                  respectively, represents amounts owed for services rendered by an officer and shareholder of the Company. The amount due is non-interest bearing and has no fixed repayment terms.

      Fair Value of
      Financial
      Instruments                 The Company believes that the carrying amount
                                  of notes and equipment leases payable, as reported in the accompanying consolidated balance sheet, approximates fair value.

      Operating Leases            The Company has entered into operating lease
                                  agreements which contain scheduled rent
                                  increases during the term of the lease. Such scheduled rent increases are recorded on a straight-line basis over the term of the lease. Landlord concessions are recorded as deferred rent and are amortized over the terms of the lease.

      Earnings/Loss
      Per Share                   Primary per share amounts are computed based
                                  upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options were used to purchase common shares outstanding at the average fair market value during each period, unless such exercise is anti-dilutive. Fully diluted earnings per share assumes that the proceeds were used to purchase common shares outstanding at the higher of the fair market value per share as of the end of each period or the average fair market value during each period, unless such exercise is anti-dilutive.

      Start-up Costs              Start-up costs related to development stage
                                  clubs are expensed as incurred. These costs include all wages, rents and general and administrative expenses incurred prior to a club opening for business.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES
      (Continued)

  Start-up Costs
  (Continued)                     The Company incurred no start-up costs for
                                  the year ended March 31, 1997.  Direct
                                  operating costs included start-up costs
                                  related to development stage clubs of
                                  approximately $82,600 for the year ended
                                  March 31, 1996.

      Advertising Costs           Advertising costs are charged to operations
                                  as incurred.  Advertising expense was
                                  approximately $390,000 and $317,000 for the years ended March 31, 1997 and 1996, respectively.

      New Accounting
      Pronouncements              Stock Options and Warrants - Effective April
                                  1, 1996, the Company adopted SFAS No. 123,
                                  "Accounting for Stock-Based Compensation".
                                  SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method previously followed by the Company. The Company has retained the intrinsic value method of accounting for stock-based compensations plans, and therefore, the adoption of SFAS No. 123 had no impact on the Company's financial position or results of operations. As required by SFAS No. 123, the Company has disclosed the effects of applying the fair value method on the net loss and net loss per share on a pro forma basis (see Note 7).

                                  Earnings Per Share - SFAS No. 128,"Earnings
                                  Per Share", issued by the Financial
                                  Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

                                  The effect of adopting SFAS No. 128 has not been estimated. The Company is required to adopt the disclosure required by SFAS No. 128 during the year ending March 31, 1998.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    GOING CONCERN AND
      PROPOSED PRIVATE
      PLACEMENT AND
      MERGER TRANSACTION          The Company's consolidated financial
                                  statements have been prepared on the basis that it will be able to continue as a going concern. The Company has incurred substantial cash flow and liquidity problems and has a significant working capital deficiency. Accordingly, the Company's ability to continue as a going concern is dependent upon the anticipated proceeds from its proposed private placement and merger transaction described below.

                                  In March 1997, the Company entered into a non-binding letter of intent providing for the preliminary terms and conditions of a proposed private placement and merger transaction. Such transaction is subject to the Company's stockholders' consideration and vote. The proposed Merger Agreement by and between the Company and Jillian's Entertainment Acquisition Corporation, a Florida corporation ("Sub") and a wholly owned subsidiary of Jillian's Entertainment Holdings, Inc., a Delaware corporation ("Holdings") provides, among other matters, for the following:

                                  (i)     Sub will be merged with and into the
                                          Company, and the Company will be the
                                          surviving company in the Merger.

                                  (ii)    Each share of common stock of Sub
                                          will be converted into the right to
                                          receive one share of Series A common
                                          stock, par value $.001 per share, of
                                          the surviving company and one share
                                          of Series B common stock, par value
                                          $.001 per share, of the surviving
                                          company.

                                  (iii)   Each share of common stock held by a
                                          non-continuing shareholder will be
                                          converted into the right to receive a
                                          merger payment.

                                  (iv)    Each warrant to purchase a share or
                                          shares of common stock held by a
                                          continuing warrant holder will be
                                          exchanged for a warrant to purchase
                                          the same number of shares of common
                                          stock of Holdings.

                           JILLIAN'S ENTERTAINMENT
                         CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    GOING CONCERN AND
      PROPOSED PRIVATE
      PLACEMENT AND
      MERGER TRANSACTION
      (Continued)                 The Company has determined that approximately
                                  $2,600,000 in cash will be required in order to make the merger payments. The Company intends to use funds obtained from a private placement of $12,000,000 of convertible preferred stock of Holdings, pursuant to the terms and conditions of a Purchase Agreement, to make the merger payments. If the Merger is approved by the Company's shareholders, subject to the terms and conditions of the Purchase Agreement, the private placement will be consummated immediately prior to consummation of the Merger.

                                  If the Merger is not approved by the
                                  Company's shareholders, the Company, at that time, will assess whether it will seek to structure another transaction or continue to retain the placement agent to raise funds for the Company. Approval of the Merger will require the favorable vote of the majority of all outstanding shares of common stock.

                                  The Merger Agreement also provides that all fees and expenses incurred in connection with the Merger Agreement and the Purchase Agreement and the transactions contemplated thereby will be paid by the party incurring such expenses, except that if the Merger is consummated, (i) the Company will pay all of the proposed investor group's fees and expenses and (ii) the Company will pay the proposed investor group a one-time transaction fee of $200,000. In addition, pursuant to the Merger Agreement, the Company is obligated to pay the proposed investor group a termination fee of $500,000 if the Merger Agreement is terminated under certain circumstances, including, but not limited to, the failure of the shareholders to approve the Merger and the withdrawal of the Board of Director's recommendation that the shareholders vote in favor of the Merger.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.    PROPERTY,
      LEASEHOLD
      IMPROVEMENTS AND
      EQUIPMENT, NET              Property, leasehold improvements and
                                  equipment consist of the following:

                                  March 31,                                               1997                 1996
                                  ======================================================================================

                                  Leasehold improvements                           $ 4 564 345           $ 5 487 014
                                  Game equipment                                     1 393 477             1 391 937
                                  Club and office equipment                          1 598 990             1 772 683
                                  Furniture and fixtures                               629 231               720 323
                                  Assets held for sale, net                            747 032                     -
                                  --------------------------------------------------------------------------------------

                                                                                     8 933 075             9 371 957

                                  Less accumulated depreciation                     (2 376 830)           (1 684 351)
                                  --------------------------------------------------------------------------------------

                                                                                   $ 6 556 245            $7 687 606
                                  ======================================================================================


                                  The Company has analyzed numerous options regarding its Long Beach club, which has continued to incur operating losses. During the fourth quarter of 1997, the Company began actively pursuing the sale of its Long Beach club and, accordingly, has classified the club's leasehold improvements and equipment as "assets held for sale". The Company wrote-down the value of its Long Beach long-lived assets based upon its determination that the estimated net proceeds from a sale will not be sufficient for the Company to recover the carrying value of the club's long-lived assets. A charge of $450,000 for the estimated impairment of the club's long-lived assets is included as an expense of club operations for the year ended March 31, 1997 in the accompanying consolidated statements of operations.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.    NOTES AND
      EQUIPMENT
      LEASES PAYABLE         Notes and equipment leases payable consist of the
                             following:

                                  March 31,                                                              1997             1996
                                --------------------------------------------------------------------------------------------------

                                  Notes payable:

                                  7% note payable to City of Long Beach, collateralized by the assets of the Long Beach club and shares of the Company's
                                   common stock as described below.  The note is also guaranteed by Jillian's Billiard Club of Pasadena, Inc. and Jillian's
                                   Entertainment Corporation.  Principal and interest is payable in monthly installments of $5,507 beginning April 1, 1996.
                                   Balance due 2006.
                                                                                                    $    440 322      $   450 000

                                  Note payable to unaffiliated third party with interest at prime plus 3% (11.25% at March 31, 1997), collateralized by certain assets of the Long Beach club, the Pasadena club and Jillian's
                                   Entertainment Corporation.  Principal and interest due on
                                   August 1, 1997.  The Company also issued the lender 50,000 warrants to purchase the Company's common stock (see Note 7).
                                                                                                         300 000                -

                                  25% notes payable to affiliated third parties.  Interest only payable semi-annually.  Principal and accrued interest due May and June 1997.
                                                                                                         280 000          280 000

                                  9.5% note payable to bank, collateralized by the assets of the
                                   Tacoma club and by certain assets of the Seattle club.
                                   Principal and interest payable in monthly installments of
                                   $6,306.  Balance due December 2000.
                                                                                                         237 868          284 357

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.    NOTES AND
      EQUIPMENT
      LEASES PAYABLE
      (Continued)

                                  March 31,                                                            1997             1996
                                --------------------------------------------------------------------------------------------------

                                  Bank note payable with interest at the bank's base rate plus
                                   1.5%  (9.75% at March 31, 1997), collateralized by certain property and equipment.  Principal and interest payable in monthly installments of $6,945.  Balance due September 9,
                                   1999.
                                                                                                    201 389             -

                                  Note payable to unaffiliated third parties with interest
                                   accruing at 15% per annum (currently payable at 12%).
                                   Principal and accrued interest due October 20, 1999.
                                                                                                    185 000          185 000

                                  Note payable to U.S. Government without interest.  Payable in monthly installments of $3,000 with principal balance due
                                   April 28, 1998.  Collateralized by 200,000 shares of the
                                   Company's common stock.
                                                                                                    166 792          199 792

                                  9.5% note payable to bank collateralized by the assets of the
                                   Seattle club.  Principal and interest payable in monthly
                                   installments of $4,205. Balance due May 18, 1999.
                                                                                                    102 722          144 538

                                  10% note payable to Champaign club landlord, collateralized by certain assets of the Champaign club.  Principal and interest payable in monthly installments of $3,187.  Balance due
                                   September 1, 1999.
                                                                                                     81 804          110 301

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.    NOTES AND
      EQUIPMENT
      LEASES PAYABLE
     (Continued)

                                  March 31,                                                              1997             1996
                                ==================================================================================================

                                  7% note payable to City of Cleveland Heights collateralized by personal property and fixtures in the Cleveland Heights club.
                                   Principal and interest payable in monthly installments of
                                   $1,161.  Balance due in March 1998.
                                                                                                         67 340           76 219

                                  8% note payable to seller of Pasadena club.  Principal balance paid in August, 1996.
                                                                                                              -          175 000

                                  8.5% note payable to unaffiliated third party.  Principal
                                   balance paid in August, 1996.
                                                                                                              -           50 000
                                  -----------------------------------------------------------------------------------------------
                                  Total notes payable                                                 2 063 237        1 955 207
                                  -----------------------------------------------------------------------------------------------

                                  Collateralized equipment lease payable:

                                  12.6% leases payable collateralized by Tacoma club assets.
                                   Payable in monthly principal and interest installments of
                                   $6,762.  Balance due December 2000.
                                                                                                        245 772          294 556

                                  11.9% equipment leases payable to unaffiliated third party.
                                   Payable in monthly principal and interest installments of
                                   $6,673.  $30,000 buy-out due June 1999.
                                                                                                        157 219          214 633

                                  11.25% equipment leases payable to unaffiliated third party.
                                   Payable in monthly installments of $11,953.  Balance due in
                                   March 1998.
                                                                                                        135 068          255 826

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.    NOTES AND
      EQUIPMENT
      LEASES PAYABLE
      (Continued)

                                  March 31,                                                          1997             1996
                                  =================================================================================================
                                  Various other equipment leases payable to unaffiliated third party.  Payable in principal and interest installments
                                   aggregating $4,240 per month, maturing in May 1998 through
                                   September 2001.
                                                                                                    116 259          178 923
                                  ------------------------------------------------------------------------------------------------

                                  Total capital leases payable                                      654 318          943 938
                                  ------------------------------------------------------------------------------------------------

                                  Total notes and equipment leases payable                        2 717 555        2 899 145

                                  Less current portion of notes and
                                   equipment leases payable                                       1 222 881          712 910
                                  ------------------------------------------------------------------------------------------------

                                  Long-term portion of notes
                                   and equipment leases payable                                  $1 494 674       $2 186 235
                                  ================================================================================================

                                  The aggregate amount of required payments under the notes payable are as follows:

                                  Year Ending March 31,                                                      Amount
                                  ================================================================================================
                                  1998                                                                  $   932 486
                                  1999                                                                      395 586
                                  2000                                                                      357 492
                                  2001                                                                       99 432
                                  2002                                                                       48 114
                                  Thereafter                                                                230 127
                                  ------------------------------------------------------------------------------------------------
                                                                                                         $2 063 237
                                  ================================================================================================


                                  As collateral on the City of Long Beach note payable, the Company has issued the City of Long Beach a warrant to receive 225,000 shares of its common stock at no charge.
                                  This warrant is only exercisable if the
                                  Company defaults on the loan and fails to cure such default. Any net proceeds the City of Long Beach receives on the sale of such warrant would be used to offset the outstanding loan balance. If such net proceeds were not sufficient to repay the outstanding loan balance, the

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.    NOTES AND
      EQUIPMENT
      LEASES PAYABLE
      (Continued)                 Company has agreed to continue to issue
                                  additional shares of its common stock until the outstanding loan balance is paid in full.

                                  Future minimum lease payments under capital lease obligation together with the present value of the net minimum lease payments are as follows:

                                  Year ending March 31,                                                      Amount
                                  ================================================================================================
                                  1998                                                                     $355 550
                                  1999                                                                      202 095
                                  2000                                                                      140 035
                                  2001                                                                       77 947
                                  ------------------------------------------------------------------------------------------------
                                  Total minimum lease payments                                              775 627
                                  Less amounts representing interest                                        121 309
                                  ------------------------------------------------------------------------------------------------
                                  Present value of net minimum lease payments                              $654 318
                                  ================================================================================================


5.    INCOME TAXES                Deferred income taxes reflect the net tax
                                  effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                  March 31,                                               1997                 1996
                                  ================================================================================================
                                   Gross deferred tax liabilities                 $          -          $          -
                                  ================================================================================================

                                  Deferred tax assets:
                                     Accruals not yet deductible
                                      for tax purposes                            $   113 000           $         -
                                     Charge for long-lived asset
                                      impairment not yet deductible
                                      for tax purposes                                169 000                     -
                                     Contribution carryforward                          8 700                 8 000
                                     Net operating loss carryforward                1 970 000             2 202 300
                                     Capital loss carryforward                         31 600                31 600
                                  ------------------------------------------------------------------------------------------------

                                  Gross deferred tax assets                         2 292 300             2 241 900

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.    INCOME TAXES
      (Continued)                 March 31,                                               1997                 1996
                                  ================================================================================================

                                  Deferred tax asset
                                   valuation allowance                             (2 292 300 )          (2 241 900)
                                  ------------------------------------------------------------------------------------------------

                                  Net deferred tax asset                         $          -          $          -
                                  ================================================================================================


                                  As of March 31, 1997, the Company has unused operating loss carryforwards of approximately $6,200,000 for federal income tax purposes, subject to review by the Internal Revenue Service. Approximately $4,000,000 of this carryforward is limited, under Section 382 of the Internal Revenue Code, to approximately $350,000 per year. The Company may also experience an additional reduction in its loss carryforwards as a result of a change in ownership in excess of 50% upon completion of its proposed private placement and merger transactions as described in Note 2. The Company's loss carryforwards begin to expire in the year 2006.

                                  The Company's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to the Company's loss before income taxes as follows:

                                  Year ending March 31,                                1997                1996
                                  ================================================================================================

                                  Income tax expense (benefit)
                                   at federal statutory rate                          (34.0)  %           (34.0) %
                                  Goodwill amortization                                 2.0                 2.2
                                  Operating losses generating
                                   no current tax benefit                              32.0                31.8
                                  ------------------------------------------------------------------------------------------------

                                  Effective income tax rate                             0.0   %             0.0  %
                                  ------------------------------------------------------------------------------------------------


             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    OPERATING LEASES            On June 13, 1995, the Company entered into a
                                  lease agreement for 3,020 square feet of space for its administrative operation located at 727 Atlantic Avenue in Boston,
                                  Massachusetts. The lease commenced in July, 1995 and expires July, 1998. In addition, the lease has a two-year renewal period.
                                  Under the lease agreement, the Company is obligated to pay the lessor minimum annual rent equal to approximately $34,700 for the second lease year and $37,800 for the third lease year.

                                  The Company also leases the premises in which its billiard clubs are operated. The future minimum lease payments under the administrative and clubs operating leases are approximately as follows:


                                  Year ending March 31,                                                    Amount
                                  ================================================================================================

                                  1998                                                                $ 1 839 000
                                  1999                                                                  1 935 000
                                  2000                                                                  1 587 000
                                  2001                                                                  1 398 000
                                  2002                                                                  1 306 000
                                  Thereafter                                                            3 275 000
                                  ------------------------------------------------------------------------------------------------

                                                                                                      $11 340 000
                                  ================================================================================================

                                  Some of the billiard clubs lease agreements contain clauses that provide for additional rental expense based on gross sales exceeding specified dollar amounts. Such rental clauses differ by club. The Company was required to pay approximately $53,000 and $42,000 in additional rent for the years ended March 31, 1997 and 1996, respectively. Additionally, the Company is using the straight line method for certain lease payments under the lease agreements and, therefore, current expenses are greater than the actual cash payments.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    STOCK OPTIONS
      AND WARRANTS                At March 31, 1997, outstanding warrants and
                                  options to purchase shares of the Company's common stock were as follows:

                                                                                                            Amount
                                  ================================================================================================

                                  Warrants issued in connection with the Seattle club lease (a)             76 984
                                  Warrants issued to public relations firm (b)                              50 000
                                  Warrants issued to former directors and officers (c)                     262 500
                                  Warrants issued in connection with the Miami club lease (d)               65 000
                                  Consolidated Stock Option Plan (e)                                       145 500
                                  1994 Stock Option Plan (f)                                               124 000
                                  1995 Stock Option Plan (g)                                             1,595,000
                                  Warrants issued to the City of Long Beach
                                   note payable (see Note 4)                                               225 000
                                  Warrants issued in connection with note payable (see Note 4)              50 000
                                  ------------------------------------------------------------------------------------------------

                                  Total number of common shares issuable upon exercise
                                   of warrants and stock options                                         2,593,984
                                  ================================================================================================

                                  (a)     Under the terms of an amendment to
                                          the Seattle club lease, the lessor
                                          and the Company agreed that the
                                          percentage rental payments may be
                                          made one-third in cash and two-thirds
                                          by issuing the lessor warrants to
                                          purchase shares of the Company's
                                          common stock in an amount equal to
                                          one share for each dollar of
                                          percentage rent owing.  The warrants
                                          were issued on the 15th day following
                                          the end of each fiscal year and will
                                          be exercisable for a five-year period
                                          at an exercise price equal to the
                                          average bid and asked prices of the
                                          common stock for the ten-day period
                                          prior to issuance.  The warrants
                                          issued under this amendment are as
                                          follows:

                                          For Fiscal                         Warrants                    Exercise
                                             Year                             Issued                   Price/Share
                                          ============================================================================

                                          1993                                 12 608                          .75
                                          1994                                 15 637                          .70
                                          1995                                 20 631                          .45
                                          1996                                 28 108                          .27
                                          ----------------------------------------------------------------------------
                                                                               76 984
                                          ============================================================================

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.    STOCK OPTIONS
      AND WARRANTS
      (Continued)                 (b)     On September 10, 1992, the Company
                                          issued to its public relations firm,
                                          for services rendered, a warrant to
                                          purchase 50,000 shares of the
                                          Company's common stock for a
                                          five-year period commencing at the
                                          time of issuance at an exercise price
                                          of $.50 per share.

                                  (c)     The Board of Directors has issued
                                          former directors and a former officer
                                          of the Company common stock purchase
                                          warrants exercisable for a five-year
                                          period from the date of grant.  The
                                          warrants have various restrictions
                                          and registration rights. The warrants
                                          issued are as follows:

                                            Date                             Warrants                    Exercise
                                          Granted                             Issued                   Price/Share
                                          ================================================================================

                                           8/4/93                              40 000                         $.78
                                          3/31/94                              40 000                          .70
                                          1/23/95                              40 000                          .66
                                          2/17/95                              67 500                          .66
                                          2/17/95                              75 000                          .33
                                          --------------------------------------------------------------------------------

                                                                              262 500
                                          ================================================================================


                                  (d)     On March 7, 1994, under the terms of
                                          an amendment to the Miami club lease,
                                          the lessor and the Company have
                                          agreed to eliminate all basic
                                          percentage rents due from inception
                                          of the lease through the termination
                                          of the lease (including all renewal
                                          periods).  In exchange for the
                                          amendment, the Company issued the
                                          lessor 40,000 shares of its common
                                          stock and granted the lessor warrants
                                          to purchase 65,000 shares of its
                                          common stock at $.50 per share. The
                                          warrants are exercisable for a
                                          five-year period.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    STOCK OPTIONS
      AND WARRANTS
      (Continued)                 (e)     On June 28, 1994, the Board of
                                          Directors cancelled all options
                                          (786,000 shares of the Company's
                                          common stock in the aggregate)
                                          previously granted to directors,
                                          advisors and key employees under all
                                          stock option plans adopted prior to
                                          March 31, 1994.  Such plans were
                                          replaced with the Consolidated Stock
                                          Option Plan.  As of March 31, 1997,
                                          145,500 of these options are
                                          outstanding.  The outstanding options
                                          are exercisable at $.66 per share to
                                          the extent vested which is as
                                          follows: 1) 141,300 options were
                                          exercisable as of March 31, 1997 and
                                          2) 4,200 options vest during fiscal
                                          1998. The outstanding options expire
                                          as follows: 1) 5,000 options in
                                          fiscal 1998, 2) 5,000 options in
                                          fiscal 1999, 3) 5,500 options in
                                          fiscal 2000, 4) 32,000 options in
                                          fiscal 2001, 5) 30,000 options in
                                          fiscal 2002 and 6) 68,000 options in
                                          fiscal 2004.

                                  (f)     On March 31, 1994, the Board of
                                          Directors adopted the 1994 Director,
                                          Adviser and Key Employee Stock Option
                                          Plan (the "1994 Plan"). The following
                                          1994 plan options are outstanding and
                                          fully vested as of March 31, 1997:

                                               Options                  Exercise
                                               Issued                  Price/Share                 Expiration Date
                                          ================================================================================

                                                20 000                        $.45                  March 31, 2005
                                               104 000                         .66                  March 31, 2004
                                          --------------------------------------------------------------------------------
                                               124 000
                                          ================================================================================


                                  (g)     On October 2, 1995, the Board of
                                          Directors, adopted a new 1995
                                          Director, Adviser and Key Employee
                                          Stock Option Plan (the "1995 Plan").
                                          Under the 1995 Plan, options to
                                          purchase 1,650,000 shares of the
                                          Company's common stock can be
                                          awarded.  In October 1995, the Stock
                                          Option Committee granted options to
                                          key employees which, in the
                                          aggregate, allowed for the purchase of
                                          1,645,000 shares of the Company's
                                          common stock.  As of March 31, 1997,
                                          1,595,000 options remain outstanding.
                                          The outstanding options are
                                          exercisable at $.40 per share to the
                                          extent vested, which is as follows:
                                          1) 775,000 options were exercisable

                           JILLIAN'S ENTERTAINMENT
                         CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.    STOCK OPTIONS
      AND WARRANTS
      (Continued)                         as of March 31, 1997, 2) 395,000
                                          options will vest during 1998 and
                                          1999, and 3) 30,000 options will vest
                                          during 2000.  All outstanding options
                                          issued under the 1995 plan expire in
                                          October 2005.

                                  (h)     On July 31, 1996, the Company issued
                                          50,000 warrants to an unaffiliated
                                          third party lender in connection with
                                          a $300,000 loan payable.  The
                                          warrants have an exercise price of
                                          $.50 per share and are fully vested
                                          at March 31, 1997.  The 50,000
                                          warrants expire on July 31, 2001.

                                  The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized since the option's exercise price to purchase shares of the Company's common stock was not less than the common stock's market value on the date of grant. The Company granted no stock-based compensation options for the year ended March 31, 1997. Had compensation cost for the Company's fiscal 1996 stock options (issued under the 1995 Stock Option Plan) been determined based on the fair value method, using an option pricing model in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                  Year Ending March 31,                                   1997               1996
                                  =====================================================================================

                                  Net loss (in thousands):
                                     As reported                                     $   (942)            $ (394)
                                     Pro forma                                       $ (1 026)            $ (502)

                                  Net loss per common share:
                                     As reported                                     $   (.10)            $ (.04)
                                     Pro forma                                       $   (.11)            $ (.05)


             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    STOCK OPTIONS
      AND WARRANTS
      (Continued)                 In determining the pro forma amounts above,
                                  the Company estimated the fair value of the 1996 options using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, volatility of 35%, risk-free rates ranging from 6.1% to 6.2% with an expected life of ten years. The weighted average fair value of options granted in fiscal 1996 was approximately $200,000 and have a weighted-average remaining life of 7.8 years.

8.    MINORITY INTERESTS

      General In order to partially finance the costs of renovating and equipping the Jillian's billiard clubs located in Cleveland Heights, Worcester, Champaign and Annapolis, the Company sold limited partnership interests in limited partnerships that own those clubs. The Company sold 13%, 75%, 57% and 21% of the partnership interests in the partnerships that own the billiard clubs in Cleveland Heights, Worcester, Champaign and Annapolis, respectively. Wholly-owned subsidiaries of the Company own the remaining interest. Each of the limited partnership agreements for the partnerships allows the limited partners, after a certain date (the "Put Date") to require the Company to repurchase their limited partnership interests. The purchase price is a multiple (ranging from four to five) times the limited partner's allocable share of the limited partnership's net income for the twelve-month period preceding the Put Date. The limited partners are entitled to receive part of their purchase price in the form of the Company's common stock and the balance in cash. The limited partners also have the right for a certain period of time after receipt of the common stock to require that the Company register its shares of common stock for sale to the public.

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

                           JILLIAN'S ENTERTAINMENT
                         CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    MINORITY INTERESTS
      (Continued)

      Jillian's Billiard
      Club of Cleveland
      Heights, Ltd.
      (Continued)                 A 3% limited partner had the option to sell
                                  their three Units to the Company upon the transmittal to the limited partner of the financial statements for the partnership for the 12 months ended December 31, 1995. The
                                  Company has offered to purchase such Units at a cash price equal to the amount paid by a limited partner for his Units ($22,500). To date, the limited partner and the Company have not agreed upon the terms of the purchase.

                                  A 10% limited partner will have the option to sell its interest to the Company anytime after January 1, 1997. The Company has agreed to purchase the 10% interest at a price equal to 500% of the annualized cash flow of JBC of Cleveland Heights, Ltd. times 10%. The full purchase price is to be paid in common stock of the Company and such common stock will be valued based on the 10-day average bid and ask price prior to the limited partner exercising its option to sell its interest. To date, the Company and the 10% limited partner have not entered into a purchase agreement.

      Jillian's Billiard
      Club of Worcester,
      Ltd. The Worcester, Massachusetts club is owned by Jillian's Billiard Club of Worcester Limited Partnership (the "Worcester Partnership"), a Massachusetts limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard club of Worcester, Inc., a Massachusetts corporation) is the general partner and owns a 25% interest. The remaining 75% limited partnership interest was sold for $850,000.

                                  The limited partners will have the option to sell their Units to the Company during the 60-day period after the transmittal to the limited partners of the financial statements of the Partnership for the 12 months ending December 31, 1998.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    MINORITY INTERESTS
      (Continued)

      Jillian's Billiard
      Club of Worcester,
      Ltd.
      (Continued)                 In March 1997, the Company entered into
                                  Purchase and Sale Agreements (the
                                  "Agreements") to acquire the 75% limited partners interest in the Worcester
                                  Partnership for an aggregate purchase price of $500,000, payable to each seller on a pro rata basis. The purchase price is subject to certain adjustments depending on the date of closing, as defined in the Agreements. The
                                  Agreements are also contingent upon the
                                  Company completing a private placement (see
                                  Note 2) on or before December 31, 1997.

      Jillian's Billiard
      Club of Champaign -
      Urbana, Ltd.                The Champaign-Urbana, Illinois club is owned
                                  by Jillian's Billiard Club of
                                  Champaign-Urbana Limited Partnership, an
                                  Illinois limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc.
                                  (Jillian's Billiard Club of Champaign-Urbana,
                                  Inc., an Illinois corporation) is the general partner and owns a 43% interest. The remaining 57% limited partnership interest was sold for $325,000.

                                  Forty-seven percent (47%) of the limited partners had the option to sell their Units to the Company, during the 60-day period after the transmittal to the limited partners of the financial statements for the Partnership for the 12 months ending December 31, 1996. The limited partners did not exercise their option to sell.

                                  A 10% limited partner will have the option to sell its interest to the Company anytime after October 1, 1998. The Company has agreed to purchase the 10% interest at a price equal to 500% of the annualized cash flow of JBC of Champaign-Urbana, Ltd. times 10%. The full purchase price is to be paid in common stock of the Company and such common stock will be valued based on a 10-day average bid and ask price, as defined in the Partnership Agreement. The limited partner does not have a demand registration right.

                                  The Company has also guaranteed that owners of the Units will receive distributions from the Partnership equal to 140% of their investment over a 6-year period. The guarantee period commenced at the beginning of first calendar quarter after the closing of the sale of Units.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.    MINORITY INTERESTS
      (Continued)

      Jillian's Billiard
      Club of Annapolis,
      Ltd. The Annapolis, Maryland club is owned by Jillian's Billiard Club of Annapolis Limited Partnership ("the Partnership"), a Maryland limited partnership, in which a wholly-owned subsidiary of Jillian's, Inc. (Jillian's Billiard Club of Annapolis, Inc., a Maryland corporation) is the general partner and owns 79% interest. The remaining 21% limited partnership interest was sold for $133,084.

                                  The limited partners will have the option to sell their Units to the Company during the 60-day period after the transmittal to the limited partners of the financial statements for the Partnership for the 12 months ending December 31, 1997. If a limited partner exercises their option, the purchase price for the Units would be payable partly in cash (15% of the purchase price) and partly in common stock of the Company (85% of the purchase price). Assuming all limited partners elect to sell their Units, the purchase price is four times 50% of the net income of the Partnership for the 12 months ending December 31, 1997, determined in accordance with generally accepted accounting principles, with the maximum price being an amount equal to 100% of the investment of the limited partners in this offering. The Company also has agreed to provide a right to the limited partners, for a limited time, to register their common stock for sale to the public.

                                  If the limited partners do not exercise their right to sell, the Company has guaranteed that owners of the Units will receive distributions from the Partnership equal to 140% of their investment over a 6-year period. The guarantee period commenced at the beginning of the first calendar quarter after the closing of the sale of Units.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.    MINORITY INTERESTS
      (Continued)

      Summary
      Information                 The following is a summary of the limited
                                  partnerships terms:

                                                                                                     Percent of
                                   Original          Minimum                                      Purchase Price
                                   Investment         Annual                          Purchase         Payable
                                   by Limited         Return                            Price         in Cash/
                                   Partners         Guaranteed      Put Date         Multiple       Common Stock
=======================================================================================================================
      Cleveland Heights             $  22 500                -      12/31/95           5 (a)         100%/   0%
      Cleveland Heights               100 000                -      01/01/97           5               0%/ 100%
      Worcester                       850 000           15% (b)     12/31/98           5              50%/  50%
      Champaign                       325 000        23.33% (c)     12/31/96           -         Put not exercised
      Champaign                       100 000                -      10/01/98           5               0%/ 100%
      Annapolis                       133 084        23.33% (c)     12/31/97           4              15%/  85%

------------------------------

      (a)    Minimum return of original investment.

      (b)    Minimum annual return guaranteed until put date.

      (c) Minimum annual return guaranteed over a six-year period, assuming partners do not exercise their right to sell.

                                  The Company's ability to fulfill the above obligations and the future value of the Company's common stock is dependent on the success of the business and the outcome of the proposed transaction described at Note 2. There is no assurance that the Company will be able to fulfill its obligations to the Partnership or to the limited partners, including its obligations under its guarantee to the limited partners, and there can be no assurance that the Company's common stock will have value in the event the limited partners exercise their option to sell their Units.

             JILLIAN'S ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.    MINORITY INTERESTS
      (Continued)

      Summary
      Information
      (Continued)                 The minority interest liability balance in
                                  the accompanying consolidated balance sheets consists of the following:


                                  March 31,                                               1997                1996
                                  ========================================================================================
                                  Cleveland Heights Limited
                                   Partnership                                    $   109 400          $   113 532
                                  Worcester Limited Partnership                       570 861              632 930
                                  Champaign Limited Partnership                       388 426              446 974
                                  Annapolis Limited Partnership                       186 562              202 528
                                  ----------------------------------------------------------------------------------------

                                                                                   $1 255 249           $1 395 964
                                  ========================================================================================

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosures
        ---------------------

     On March 28, 1996, the Registrant filed a Form 8-K to report the resignation of Deloitte & Touche LLP ("Deloitte"), the Registrant's principal a ccountant, effective March 21, 1996.

     On June 14, 1996, the Registrant filed a Form 8-K to report the engagement of BDO Seidman, LLP ("BDO") as the Registrant's principal accountant, effective June 11, 1996.

     BDO was engaged by the Company as its principal accountant on June 11, 1996 after the resignation of Deloitte on March 21, 1996 (the "Resignation Date"). Deloitte had served as principal accountant to the Company since 1989. Deloitte's report on the financial statements of the Company for the fiscal years ended March 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principals. During the two fiscal years in the period ended March 31, 1995 and in the subsequent period through the Resignation Date, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during the two fiscal years in the period ended March 31, 1995 and in the subsequent period through the Resignation Date, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.


PART III

Item 9. Directors and Executive Officers; Compliance with Section 16 (a) of the
        -----------------------------------------------------------------------
        Exchange Act
        ------------

(a) Set forth below is the name age and principal occupation or employment during the past five years of each executive officer and director of the Company, each of whom is a citizen of the United States. The Registrant's executive officers and directors serve for a period of one year from their date of election and until their successors are elected and qualified.




                                  Positions with the Company;
Name and Business Address         Principal Occupation and Business Experience
-------------------------         --------------------------------------------

Steven L. Foster, age 48          Mr. Foster has been Chief Executive
727 Atlantic Avenue, Suite 600    Officer of the Company since March
Boston, MA  02111                 1991, Chairman of the Board of the
                                  Company since March 1994 and a
                                  Director of the Company since April
                                  1991. He is the principal founder
                                  and co-creator of the Jillian's
                                  billiard club concept. He has been
                                  actively involved in creating and
                                  operating entertainment clubs since
                                  1979 and is co-owner of a Jillian's
                                  billiard club in Boston,
                                  Massachusetts. In addition, Mr.
                                  Foster is co-founder of United
                                  Fuels International, Inc., an
                                  international energy brokerage
                                  firm, and its affiliates. Mr.
                                  Foster graduated magna cum laude
                                  from Boston University School of
                                  Law in 1978 with a Juris Doctor
                                  (J.D.) degree.

Daniel M. Smith, age 35           Mr. Smith has been President, Chief
727 Atlantic Avenue, Suite 600    Operating Officer and a Director of
Boston, MA  02111                 the Company since January 1995. Mr.
                                  Smith was most recently a Vice
                                  President of KFC (Kentucky Fried
                                  Chicken), where he was employed
                                  from 1990 to 1995 and prior to that
                                  was employed as Vice
                                  President-European Operations of
                                  Domino's Pizza during his tenure
                                  from 1986 to 1990. He received a
                                  Masters of Management (M.M.A.)
                                  degree from Northwestern
                                  University.

Ronald Widman, age 32             Mr. Widman has been Vice President
727 Atlantic Avenue, Suite 600    of Development of the Company since
Boston, MA 02111                  June 1995. Prior to joining the
                                  Company, Mr. Widman was employed by
                                  KFC/PepsiCo. for over 11 years where
                                  he was most recently responsible
                                  for the creation, implementation
                                  and turn-key development of new
                                  concepts, including the cross
                                  functional development of Taco Bell
                                  and KFC facilities. He received a
                                  Masters of Business Administration
                                  (M.B.A.) degree from the University
                                  of Louisville.

Stephen M.Weis, age 31            Mr. Weis has been Vice President of
727 Atlantic Avenue, Suite 600    Operations of the Company since
Boston, MA 02111                  June 1995. Mr. Weis was Delivery
                                  Operations Manager of KFC from 1991
                                  to 1995 where he oversaw the field
                                  operations of over 100 delivery
                                  restaurants. Prior to that, Mr.
                                  Weis was Senior Operations
                                  Supervisor of Domino's Pizza in the
                                  Mid-Atlantic region from 1987 to
                                  1991. He received a Bachelor of
                                  Arts (B.A.) degree in marketing
                                  from The American University.

John L. Kidde, age 62             Mr. Kidde has been a Director of
727 Atlantic Avenue, Suite 600    the Company since its inception.
Boston, MA 02111                  Mr. Kidde is currently the
                                  President of KDM Development
                                  Corporation, an investment
                                  management firm. Mr. Kidde
                                  currently serves as a member of the
                                  board of directors of The Futures
                                  Group of Washington, D.C.; Asset
                                  Management Advisors, Inc., Palm
                                  Beach, Florida; International
                                  Resources Group, Washington, D.C.;
                                  Australasia Inc., Cayman Islands;
                                  Continental Europe '90, Cayman
                                  Islands; International Agritech
                                  Resources, New York; Juniper
                                  Partners, Inc., New York; and HFG
                                  Expansion Management Inc.,
                                  Massachusetts. He currently serves
                                  as a trustee of Stevens Institute
                                  of Technology, Hoboken, New Jersey;
                                  Open Space Institute, New York; and
                                  the Frost Valley YMCA, Montclair,
                                  New Jersey. He is a general partner
                                  of Claflin Capital Management I-VII
                                  and The Opportunity Fund, both of
                                  Boston, Massachusetts, and North
                                  American Venture Capital II, L.P.
                                  of Madison, New Jersey. From June
                                  1968 through January 1988, Mr.
                                  Kidde was Vice President and
                                  Director of International
                                  Operations of Kidde, Inc., a
                                  multi-industrial conglomerate.

Donald R. Leopold, age 46         Mr. Leopold has been a Director of
727 Atlantic Avenue, Suite 600    the Company since April 1991. For
Boston, MA  02111                 the past six years, he has been
                                  President of Game Plan, Inc., a
                                  Boston-area based marketing and
                                  strategic planning consulting firm.
                                  Game Plan provides marketing
                                  research, marketing planning and
                                  strategic planning consulting
                                  services to clients in the sports,
                                  recreation, leisure and consumer
                                  goods industries. Mr. Leopold is
                                  also on the faculty of the Harvard
                                  University Extension School, where
                                  he teaches graduate level courses
                                  in Marketing of Services and
                                  Management of Service Operations.
                                  He earned a Bachelor of Arts (B.A.)
                                  degree, cum laude, from Harvard
                                  College in general studies, and a
                                  Masters in Business Administration
                                  (M.B.A.) degree from the Harvard
                                  University Graduate School of
                                  Business Administration.


(b) Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Section 16(a) reports furnished to the Registrant during the fiscal year ended March 31, 1997, all Section 16(a) reporting requirements were met.

Item 10. Executive Compensation
-------------------------------

(a) Summary Compensation Table

     The following table sets forth the compensation for each of the last three fiscal years earned by or awarded to the Chief Executive Officer ("CEO") and Chairman of the Board and the Chief Operating Officer ("COO") and President of the Registrant, as applicable. None of the other executive officers of the Registrant earned more than $100,000 in salary and bonus for these fiscal years.


                                               Annual Compensation
Name and                               ----------------------------------
Principal Position                     Year             Salary      Bonus
------------------                     ----             ------      -----
Steven L. Foster                       1997*           $200,000       --
(Chairman of the Board and CEO)                        ========    =======
                                       1996**          $123,000       --
                                                       ========    =======
                                       1995            $ 50,000       --
                                                       ========    =======


Daniel M. Smith                        1997            $150,000    $30,000
(President and COO)                                    ========    =======
                                       1996            $148,333       --
                                                       ========    =======
                                       1995               N/A        N/A


    * In order to reduce the Company's general and administrative cash payments, Mr. Foster has agreed to defer payment of his salary until the Company's cash resources increase.

   ** Mr. Foster has agreed to waive $23,000 of this amount and to defer
      $100,000.

(b) Option Grants in Fiscal 1997
    ----------------------------

    None.

(c) Aggregate Option Exercises in Fiscal 1997 and Fiscal
    ----------------------------------------------------
    Year-End Option Values
    ----------------------

     The following table sets forth certain information with respect to options exercised by the CEO and COO during the fiscal year ended March 31, 1997 and unexercised options to purchase shares of the Registrant's common stock held by the CEO and the COO at March 31, 1997.



                                                              Number of Securities
                                                              Underlying Unexercised        Value of Unexercised In-
                                                              Options at End of Fiscal      the-Money Options at End
                     Shares                                   Year                          of Fiscal Year
                     Acquired           Value Realized
Name                 on Exercise             ($)              Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Steven L. Foster         ---                 $-0-             375,000 / 375,000             $-0- / -0-
Daniel M. Smith          ---                 $-0-             230,000 / 230,000             $-0- / -0-



(d)  Long-Term Incentive Plan Awards
     -------------------------------

     None.


(e)  Director Compensation
     ---------------------

     Each director, adviser or member of a committee of the Registrant's Board of Directors, exclusive of officers, receives the following amounts in compensation for their respective services to the Registrant: (i) $150 per month; (ii) $500 per meeting of the Board for each meeting in which such director or adviser participated; (iii) $200 per committee meeting for each committee meeting in which such committee member participated if the committee meeting is held on the same day as a meeting of the Board, or $400 per committee meeting if such meeting is held on a date other than a date of a meeting of the Board. In addition, such persons are reimbursed for reasonable expenses incurred in attending such meetings or otherwise performing their duties. Each of the members of the Board of Directors has agreed to waive any directors' compensation to which he may be entitled from May 1, 1992 to date in order to reduce the Registrant's corporate general and administrative expenses, except that Mr. Kidde received $4,000 in director's compensation during fiscal 1997.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

     The following table sets forth, as of June 20, 1997, the beneficial ownership of shares of Common Stock and shares of common stock of the Company's subsidiaries, by (i) each person known to the Company to own more than five percent of such shares, (ii) each executive officer of the Company, (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group. Under rules of the Commission, beneficial ownership includes any shares as to which a person has the sole or shared voting power or investment power and also any shares which a person has the right to acquire within 60 days through the exercise of any stock option or other right.


          Name, Position &                      Number of Shares              Percent of Outstanding Shares
          ----------------                      ----------------              -----------------------------
          Business Address
          ----------------

Steven L. Foster, Chief Executive                 1,708,600(1)                           18.7%
Officer, Chairman of the Board
and a Director of the Company
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Daniel M. Smith, President, Chief                   230,000(2)                            2.5%
Operating Officer and a Director
of the Company
727 Atlantic Avenue, Suite 600
Boston, MA  02111



Stephen M. Weis, Vice President                      30,000(3)                             (6)
of Operations of the Company
727 Atlantic Avenue, Suite 600
Boston, MA  02111

Ronald Widman, Vice President of                     30,000(4)                             (6)
Development of the Company
727 Atlantic Avenue, Suite 600
Boston, MA  02111

John L. Kidde, Director of the                       68,250(5)                             (6)
Company
KDM Development Corporation
The Livery
209 Cooper Avenue
Upper Montclair, NJ 07043

Donald R. Leopold, Director of                       50,000(7)                             (6)
the Company
Sherbrooke Associates, Inc.
52 Waltham Street
Lexington, MA  02173

Kevin Troy                                          676,667(8)                            7.4%
145 Ipswich Street
Boston, MA 02215

Steven Rubin                                      1,240,765(9)                           13.6%
508 North Second Street
Fairfield, IA  52556

All executive officers and                        2,116,850(10)                          23.2%
directors as a group (six persons)




(1) Consists of (i) 300,000 shares owned by a trust, (ii) 1,020,000 shares held by Mr. Foster, of which Mr. Steven Rubin, a personal friend and business associate Mr. Foster, beneficially owns 10,000 shares, (iii) 375,000 shares issuable pursuant to options held by Mr. Foster that have vested and are or will become exercisable within 60 days of June 10, 1997, (iv) 5,000 shares held by Mr. Foster's spouse, and (v) 8,600 shares, of which 4,300 shares are held by each of Mr. Foster's sons. Mr. Foster disclaims any beneficial ownership of the 10,00 shares owned by Mr. Rubin, the 5,000 shares owned by his spouse, and the 8,600 shares owned by his children. Excludes 375,000 shares issuable pursuant to options held by Mr. Foster.

(2) All shares issuable pursuant to options held by Mr. Smith that have vested and are or will become exercisable within 60 days of June 10, 1997. Excludes 230,000 shares issuable pursuant to options held by Mr. Smith.

(3) All shares issuable pursuant to options held by Mr. Weis that have vested and are or will become exercisable within 60 days of June 10, 1997. Excludes 30,000 shares issuable pursuant to options held by Mr. Weis.

(4) All shares issuable pursuant to options held by Mr. Widman that have vested and are or will become exercisable within 60 days of June 10, 1997. Excludes 30,000 shares issuable pursuant to options held by Mr. Widman.

(5) Consists of (i) 1,000 shares owned by Mr. Kidde son, (ii) 17,250 shares held by Mr. Kidde, and (iii) 50,000 shares issuable pursuant to options held by Mr. Kidde that have vested and are or will become exercisable within 60 days of

June 10, 1997. Mr. Kidde disclaims any beneficial ownership of the 1,000 shares owned by his son.

(6) Less than one percent.

(7) All shares issuable pursuant to options held by Mr. Leopold that have vested and are or will become exercisable within 60 days of June 10, 1997.

(8) Consists of (i) 551,667 shares, and (ii) 125,000 shares issuable pursuant to options held by Mr. Troy that have vested and are or will become exercisable within 60 days of June 10, 1997. Excludes 125,000 shares issuable pursuant to options held by Mr. Troy.

(9) Consists of (i) 10,000 shares purchased by Mr. Foster in Mr. Foster's name and beneficially owned by Mr. Rubin, and (ii) 1,230,765 shares held by Mr. Rubin.

(10) Includes 375,000, 230,000, 30,000, 30,000, 50,000, and 50,000 shares issuable pursuant to options held by Mr. Foster, Mr. Smith, Mr. Weis, Mr. Widman, Mr. Kidde, and Mr. Leopold, respectively, that have vested and are or will become exercisable within 60 days of June 10, 1997. Excludes 375,000, 230,000, 30,000, and 30,000 shares issuable pursuant to options held by Mr. Foster, Mr. Smith, Mr. Weis, and Mr. Widman, respectively.


Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

     See Notes 7, 8, and 9 to the Consolidated Financial Statements in Item 7, herein, with respect to certain relationships and transactions between management and others and the Registrant.


Item 13. Exhibits and Reports on Form 8-K
-------- --------------------------------

(a) Exhibits
    --------

     3(a) Articles of Incorporation, as amended. Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990 ("1990 Form 10-K) is hereby incorporated by reference.

     3(b) By-Laws, Exhibit 3(b) to the Registrant's Registration Statement on Form S-18, File No. 2-93949A (the "1985 Registration Statement") is hereby incorporated by reference.

     4(a) Stock Option Agreement, dated March 1, 1992, issued to Steven Foster. Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991 ("1991 Form 10-K") is hereby incorporated by reference.

     4(b) Warrant Agreements dated April 28, 1993, by and between the Registrant and the Foster Group. Exhibit 4(i) to the Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995 ("1994 Form 10-K") is hereby incorporated by reference.

     10(a) Employment Agreement, dated March 14, 1991 by and between the Registrant and Steven Foster. Exhibit 1 to the Form 8-K dated March 14, 1991, is hereby incorporated by reference.

     10(b) Amendment No. 1 to Employment Agreement dated April 1, 1994 by and between the Registrant and Mr. Foster. Exhibit 10(b) to the Form 10-K is hereby incorporated by reference.

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

     10(g) Director, Advisor and Key Employee Stock Option Plan dated March 31, 1994 (the "1994 Plan"). Exhibit 10(1) to the 1994
                Form 10-K is hereby incorporated by reference.

     10(h) Separation Agreement, dated March 31, 1994, by and between the Registrant and Howard M. Glicken. Exhibit 1 to the Form 8-K dated March 31, 1994, is hereby incorporated by reference.

     10(i) Consolidated Stock Option Plan, dated June 28, 1994. Exhibit 19(j) to the Form 10-K is hereby incorporated by reference.

     10(j) Director, Advisor and Key Employee Sock Option Plan dated October 2, 1995. Filed herewith.

     11         Statement of computation of earnings per share. Filed herewith.

     21         Subsidiaries of the Registrant. Filed herewith.

     23         Consent of Independent Auditors. Filed herewith.


(b) Reports on Form 8-K
    -------------------

     On March 17, 1997, the Registrant filed a Form 8-K dated March 13, 1997 to report under Item 5(i) the execution of a binding letter of intent with J.W. Childs Equity Partners, L.P., providing for the merger of the Registrant with Jillian's Entertainment Acquisition Corporation ("Sub") and (ii) the receipt of a letter from The Nasdaq Stock Market, Inc. informing the Registrant that it had failed to satisfy the bid price requirement.

     On June 24, 1997, the Registrant filed a Form 8-K to report under Item 5 the issuance of a press release relating to the execution of a definitive Agreement and Plan of Merger and a definitive Purchase Agreement under which the Registrant will merge with Sub.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JILLIAN'S ENTERTAINMENT CORPORATION
(Registrant)


By: /s/ Steven Foster
   ------------------------------
Steven Foster, Chairman of the Board and
Chief Executive Officer

Dated:  June 30, 1997


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Steven Foster              By: /s/ John Kidde
   ---------------------------     ---------------------------
Steven Foster, Director            John Kidde, Director

Dated: June 30, 1997               Dated:  June 30, 1997


By: /s/ Don Leopold                By: /s/ Daniel M. Smith
   ---------------------------     ---------------------------
Don Leopold, Director              Daniel M. Smith, President, Chief Operating
                                   Officer, Director, Treasurer, Secretary
                                   and Principal Accounting Officer

Dated:  June 30, 1997                Dated:  June 30, 1997